Form 10QSB
period 2000-04-30
ASPHALT PAVING INTERNATIONAL INC
filed 2000-06-02
CIK 1069322

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the Quarter ended April 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period ______________ to ________________

         Commission file number 000-29313

                       ASPHALT PAVING INTERNATIONAL, INC.
              (Exact name of Small Business Company in its charter)


           FLORIDA                                            59-3556733
---------------------------------                          ------------------
(State  or  other jurisdiction of                             (IRS Employer
incorporation  or  organization)                           Identification No.)


10125 W. Colonial Dr., Suite 212, Ocoee, Florida                  34761
------------------------------------------------               -----------
    (Address of principal executive offices)                   (Zip Code)

               Registrant's Telephone number, including area code:

                                 (407) 822-3664

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes      x            No
      -------            --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

             4,233,600 Shares of Common Stock ($.001 par value)
             --------------------------------------------------
                                (Title of Class)

Transitional Small Business Disclosure Format (check  one):

Yes                          No      x
      ---------                   --------

                   ASPHALT PAVING INTERNATIONAL, INC.



PART I:          Financial Information

     ITEM  1  -  Financial statements

     ITEM  2  -  Management's discussion and analysis of financial condition and results of operations

PART II:         Other Information

                                     PART I

Item  1.  Financial  Statements:


                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                 April 30, 2000
                                   (Unaudited)



                                     ASSETS
                                     ------

                                                                         1999
                                                                       --------
Current assets:

  Cash                                                                 $ 23,548
                                                                       --------
      Total current assets                                               23,548
                                                                       --------

Total assets                                                           $ 23,548
                                                                       ========

                        STOCKHOLDERS' EQUITY
                        --------------------

Current liabilities:
  Accounts payable                                                     $    500
                                                                       --------
      Total current liabilities                                             500


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 4,233,600 shares
  issued and outstanding                                                  4,234
 Additional paid in capital                                              24,526
 (Deficit) accumulated during
  development stage                                                      (5,712)
                                                                       --------
                                                                         23,048
                                                                         ------
                                                                       $ 23,548
                                                                       ========


                 See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Operations
           Three Months and Nine Months Ended April 30, 2000 and 1999
         and Period From Inception (January 14, 1998) to April 30, 2000
                                   (Unaudited)

                                                       Three Months     Three Months   Nine Months     Nine Months      Inception
                                                         Ended             Ended         Ended           Ended               to
                                                        April 30,        April 30,     April 30,       April 30,         April 30,
                                                          2000             1999           2000           1999              2000
                                                          -----            -----          -----          -----             ----
                                                       (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)      (Unaudited)
                                                       -----------      -----------    -----------     -----------      -----------

 Operating expenses                                     $       450     $       150     $       750     $       450     $     5,712
                                                        -----------     -----------     -----------     -----------     -----------
(Loss from operations) and net (loss)                   $      (450)    $      (150)    $      (750)    $      (450)    $    (5,712)
                                                        ===========     ===========     ===========     ===========     ===========


Per share information:
 Basic and diluted (loss) per common share              $        --     $        --     $        --     $        --     $        --
                                                        ===========     ===========     ===========     ===========     ===========

 Weighted average shares outstanding                      4,233,600       4,094,767       4,233,600       4,031,589       4,147,024
                                                        ===========     ===========     ===========     ===========     ===========






                 See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                    Nine Months Ended April 30, 2000 and 1999
                                   (Unaudited)

                                                                                Nine Months          Nine Months        Period From
                                                                                   Ended                Ended           Inception To
                                                                                 April 30,            April 30,           April 30,
                                                                                   2000                  1999               2000
                                                                                  -----                 -----              ----
                                                                                (Unaudited)          (Unaudited)         (Unaudited)
                                                                                -----------          -----------         -----------
Net income (loss)                                                                $   (750)            $   (450)            $ (5,712)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution                                          450                  450                5,400
   Increase in accounts payable                                                        --                   --                  500
                                                                                 --------             --------             --------
  Total adjustments                                                                   450                  450                5,900
                                                                                 --------             --------             --------
  Net cash provided by (used in)
   operating activities                                                              (300)                  --                  188

Cash provided by financing activities:
  Refund of stock purchase                                                           (500)                (500)
  Sale of common stock for cash                                                        --                   --               23,860
                                                                                 --------             --------             --------
Net cash provided by financing activities                                            (500)                  --               23,360
                                                                                 --------             --------             --------

Increase (decrease) in cash                                                          (800)                  --               23,548
Cash and cash equivalents,
 beginning of period                                                               24,348                   --                   --
                                                                                 --------             --------             --------
Cash and cash equivalents,
 end of period                                                                   $ 23,548             $     --             $ 23,548
                                                                                 ========             ========             ========

                 See accompanying notes to financial statements.

Asphalt Paving International, Inc.
Notes to Financial Statements

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation 10-SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended July 31, 1999.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the nine months ended April 30, 2000, an officer of the Company contributed an aggregate of $450 to the Company for management services and office expenses. This amount has been accounted for as a contribution of capital to the Company. Additionally, the Company refunded $500 to a purchaser of its common stock representing 5,000 shares of the stock. The Company has retired the shares.

Item  2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations:

(a) Plan of Operation. Asphalt Paving International, Inc. <the "Company") was organized under the laws of the State of Florida to engage in any lawful business. The Company was formed for the purpose of design and manufacture of asphalt related equipment. The Company also plans to compete in the asphalt paving business and may seek the acquisition of a paving and construction company. Management of the Company has unlimited discretion in determining the business activities in which the Company will become engaged. There is and can be no assurance that the Company will be able complete the acquisition of a subsidiary company in the paving business and no such acquisition candidate has been identified by the Company.

         The Company has generated no revenues from its operations and has been a development stage company since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead.

         During the period of this report, the Company has not engaged in any preliminary efforts intended to identify any possible acquisitions nor entered into a letter of intent concerning any business opportunity.

(b) Liquidity and Capital Resources. At April 30, 2000, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material change in cash or cash equivalents. There was no significant change in working capital during this quarter.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
------------------------------

     (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

     (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     (Not applicable)

Item 5. Other Information.
--------------------------

     (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------

     (a) Exhibits

     No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

Date:  May 17, 2000                     /s/  Joseph Camillo
                                             ---------------------------
                                             Joseph Camillo,  Secretary