Form 10KSB
period 2000-07-30
ASPHALT PAVING INTERNATIONAL INC
filed 2000-10-23
CIK 1069322

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-KSB

(Mark One)

   X       Annual report under section 13 or 15(d) of the Securities
---------- Exchange Act of 1934 for the fiscal year ended July 30, 2000

            Transition report under section 13 or 15(d) of the Securities ---------- Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No:   000-29313
                     ----------

                       Asphalt Paving International, Inc.
                       ----------------------------------
                     (Name of small business in its charter)

           Florida                                59-3461879
           --------                               ----------
   (State or other jurisdiction                (IRS Employer
     of Incorporation)                         Identification No.)

                      10125 West Colonial Drive, Suite 212
                      ------------------------------------
            Address of Principal Executive Office (street and number)


                                 Ocoee, FL 34761
                               ------------------
                            City, State and Zip Code

                   Issuer's telephone number: (407) 822-3664
                                              --------------

             Securities registered under Section 12(b) of the Act:
             -----------------------------------------------------
                                      None

          Securities to be registered under Section 12(g) of the Act:
           ---------------------------------------------------------
                          Common Stock, par value $.01


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S_B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10_KSB or any amendment to this Form 10_KSB. ___

         State issuer's revenue for its most recent fiscal year: $  0
                                                                   ---

         State the aggregate market value of the voting stock held by non_affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule12b_2): 0
                                                             ---

         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non_affiliates on the basis of reasonable assumptions, if the assumptions are stated.

         (Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,238,600 as of September 30, 2000.

         (Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10_KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.


Business of Issuer.

         The Company was incorporated in the state of Florida on January 14, 1998. The Company was formed for the purpose of design and manufacture of asphalt related equipment. Although initially the Company was not successful in achieving its goals, the Company is one again continuing in its plans to compete in the asphalt paving business and may seek the acquisition of a paving and construction company. The Company also moved to 10125 West Colonial Dr., Suite 212, Ocoee, FL 31761 which is the new address.

Competition.

         The Company faces competition from other companies in the industry, most of which are better established and better financed than the Company. There is no assurance that the Company will be able to successfully compete with these companies.

Intellectual Property.

         We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Government Regulation.

         Our operations will be subject to extensive and ever-changing federal, state and local laws and regulation by government agencies, such as the United States Occupational Safety and Health Administration ("OSHA"). We are subject to significant compliance burdens from this extensive regulatory framework that may substantially increase our operational costs.

Research and development

         We have spent no time or money on research or development since our inception.

Employees.

         We currently have only two employees. Our president and director, Jackie McBride will be responsible for implementing our proposed plan of operations and directing our operations. Our secretary and treasurer, Joseph Camillo, will be responsible for back office operations.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We currently occupy a small portion of office space leased by an associate of our directors at 10125 West Colonial Drive, Ocoee, Florida 34167, without charge. There are no preliminary agreements or understandings regarding the office facility after the business opportunity is completed. Upon closure of a business opportunity, we plan to relocate to the office of our business opportunity.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

         No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended July 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's shares are not currently trade in any medium and as such, no trading of our shares has occurred and no bid or asked prices have been posted. The Company's securities are currently held of record by a total of approximately 103 persons.

         No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION.

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity.

Results of Operations
---------------------

         The Company was formed for the purpose of design and manufacture of asphalt related equipment. Although initially the Company was not successful in achieving its goals, the Company is once again continuing in its plans to compete in the asphalt paving business and may seek the acquisition of a paving and construction company. To date, the Company has not entered into any agreement to purchase and such company.

Need for Additional Financing
-----------------------------

         The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

       No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

ITEM 7.

         See attached Financial Statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers currently serving the Company are as follows:

Name                            Age                Positions Held

Jackie McBride                  55                President/Director

Joseph Camillo                  53                Secretary/Director

         The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one_year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

         The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information
------------------------

         Mr. Jackie McBride, 55 years of age, is our President and Director. Mr. McBride has served as President and Director of our Company since our inception. His current term as Director expires, subject to re_election, on December 16th, 2000. For the last five years, Mr. McBride has been a highway independent contractor for heavy highway construction and excavation of roadway and bridges, as well as an owner of eight Sonic Drive_in Restaurants. He currently holds no directorships in any reporting companies.

         Mr. Joseph Camillo, has been an officer and director of the Company since September 1, 1997. From 1991 to 1996, Mr. Camillo was employed as a registered representative with Kober Financial, a securities broker-dealer. From 1996 to present, Mr. Camillo has been a consultant to private and public corporations. Mr. Camillo has served as one or our Directors since inception. His current term as Director expires, subject to reelection, on December 1, 2000. From July 14, 1998 to the present, Mr. Camillo has also served as Secretary and Director of Power Fluids, Inc.

Employees

         Other than those mentioned above, we have no employees. We do not anticipate hiring any additional employees until our revenues or demand for our products reaches a sufficient level to mandate hiring additional employees. There are no family relationships among our officers, directors, or nominees for such positions. None of our directors, executive officers, promoters or control persons has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

ITEM 10. EXECUTIVE COMPENSATION.

         No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out_of_pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit_sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of September 30, 2000, there were 4,238,600 shares of our common stock, $.001 par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner (1) has sole voting and investment power with respect to the shares set forth opposite his name.

Title of Class    Beneficial Owner                   Amount of                  Nature of        Percent
                                                     Ownership                  Ownership        of Class
Common            Jackie D.  McBride                 4,000,000 Shares            Direct             94%
                  10125 West Colonial Drive
                  Suite 212
                  Ocoee, FL 34761

Common            Joseph Camillo                        15,000                   Direct           0.35%
                  10125 West Colonial Drive
                  Suite 212
                  Ocoee, FL 34761


All officers and
directors as a Group                                 4,015,000 Shares            Direct          94.35%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    The Exhibits listed below are filed as part of this Annual
                Report.


   Exhibit No.                    Document

         3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-29313.

         3.2 Bylaws (incorporated by reference from Registration Statement on Form 10_SB filed with the Securities and Exchange under File No. 000-29313.

         27       Financial Data Schedule

         (b) Form 8-K as filed by the Company on June 30, 2000 is incorporated by reference.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Asphalt Paving, Inc.



                                             /s/ Jackie McBride
                                             -------------------
                                             By: Jackie McBride
                                    (Principal Executive Officer and Director)

                                     Date: October 16, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jackie McBride              President/Director                     10/17/00
------------------
Jackie McBride


/s/ Joseph Camillo              Secretary/Director                     10/17/00
-------------------
Joseph Camillo

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Asphalt Paving International, Inc.


We have audited the balance sheet of Asphalt Paving International, Inc. as of July 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity, and cash flows for the and each of the years in the two year period ended July 31, 2000 and for the period from inception to July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position Asphalt Paving International, Inc. as of July 31, 2000 and 1999 and the results of its operations and cash flows for each of the years in the two year period ended July 31, 2000 and for the period from inception to July 31, 2000, in conformity with generally accepted accounting principles.

                               James E. Scheifley & Associates, P.C.
                               Certified Public Accountants

Denver, Colorado
September 14, 2000

                              Asphalt Paving International, Inc.
                                 (A Development Stage Company)
                                        Balance Sheets

                         ASSETS
                         ------

                                                          July 31,      July 31,
                                                            2000         1999
                                                          --------     --------
Current assets:
 Cash                                                     $ 23,548     $ 24,348
                                                          --------     --------
      Total current assets                                  23,548       24,348
                                                          --------     --------
Total assets                                              $ 23,548     $ 24,348
                                                          ========     ========

                  STOCKHOLDERS' EQUITY
                  --------------------

Current liabilities:

 Accounts payable                                         $     --     $    500
                                                          --------     --------
      Total current liabilities                                 --          500
                                                          --------     --------

Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 4,238,600 shares
  issued and outstanding                                     4,239        4,239
 Additional paid in capital                                 27,821       24,571
 (Deficit) accumulated during
  development stage                                         (8,512)      (4,962)
                                                          --------     --------
                                                            23,548       23,848
                                                          --------     --------
                                                          $ 23,548     $ 24,348
                                                          ========     ========

                See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                       Years Ended July 31, 2000 and 1999
          and Period From Inception (January 14, 1998) to July 31, 2000

                                                 Year          Year         Period From
                                                Ended          Ended        Inception To
                                               July 31,       July 31,       July 31,
                                                2000            1999           2000
                                             -----------    -----------    -----------
 Operating expenses:
   Office expenses and salary contributed
    by corporate officer                     $       600    $       600    $     1,550
   Professional fees                               2,950             --          2,950
   Organization expenses                              --             --          4,000
   Bank charges                                       --             12             12
                                             -----------    -----------    -----------
                                                   3,550            612          8,512
                                             -----------    -----------    -----------

(Loss) from operations and net (loss)        $    (3,550)   $      (612)   $    (8,512)
                                             ===========    ===========    ===========

Per share information:
 Basic and diluted (loss) per common share   $        --    $        --    $        --
                                             ===========    ===========    ===========
 Weighted average shares outstanding           4,238,600      4,083,342      4,160,971
                                             ===========    ===========    ===========



                 See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
        For the Period From Inception (January 14, 1998) to July 31, 2000

                                                                         Deficit
                                                           Additional   Accumulated
                                      Common     Stock       Paid-in   During Develop-
                                      Shares     Amount      Capital     ment Stage    Total
                                    ---------   ---------   ---------   ---------    ---------
       ACTIVITY
       --------
Shares issued for services
  at inception at $.001 per share   4,000,000   $   4,000   $      --   $      --    $   4,000

Contribution of capital by
  major shareholder                                               350                      350

Net loss for the period ended
  July 31, 1998                            --          --          --      (4,350)      (4,350)
                                    ---------   ---------   ---------   ---------    ---------
Balance July 31, 1998               4,000,000       4,000         350      (4,350)          --

Common shares sold for cash:
  February 1999 at $.10                77,600          78       7,682                    7,760
  April 1999 at $.10                   51,500          51       5,099                    5,150
  May 1999 at $.10                    109,500         110      10,840                   10,950

Contribution of capital by
  major shareholder                                               600                      600

Net (loss) for the year
 ended July 31, 1999                       --          --          --        (612)        (612)
                                    ---------   ---------   ---------   ---------    ---------
Balance, July 31, 1999              4,238,600       4,239      24,571      (4,962)      23,848

Contribution of capital by
  major shareholder                                             3,250                    3,250

Net (loss) for the year
 ended July 31, 2000                       --          --          --      (3,550)      (3,550)
                                    ---------   ---------   ---------   ---------    ---------
Balance, July 31, 2000              4,238,600   $   4,239   $  27,821   $  (8,512)   $  23,548
                                    =========   =========   =========   =========    =========



                 See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                       Years Ended July 31, 2000 and 1999
          and Period From Inception (January 14, 1998) to July 31, 2000

                                                  Year        Year   Period From
                                                 Ended       Ended  Inception To
                                                July 31,    July 31,   July 31,
                                                 2000        1999       2000
                                               --------    --------   --------
Net income (loss)                              $ (3,550)   $   (612)   $ (8,512)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution      3,250         600       8,200
   Increase (decrease) in accounts payable         (500)        500          --
                                               --------    --------    --------
  Total adjustments                               2,750       1,100       8,200
                                               --------    --------    --------
  Net cash provided by (used in)
   operating activities                            (800)        488        (312)

Cash provided by financing activities:
  Sale of common stock for cash                      --      23,860      23,860
                                               --------    --------    --------
Net cash provided by financing activities            --      23,860      23,860
                                               --------    --------    --------

Increase (decrease) in cash                        (800)     24,348      23,548
Cash and cash equivalents,
 beginning of period                             24,348          --          --
                                               --------    --------    --------
Cash and cash equivalents,
 end of period                                 $ 23,548    $ 24,348    $ 23,548
                                               ========    ========    ========



                 See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                       Years Ended July 31, 2000 and 1999
          and Period From Inception (January 14, 1998) to July 31, 2000



                                               Year      Year      Period From
                                              Ended      Ended     Inception To
                                             July 31,   July 31,     July 31,
                                              2000       1999         2000
                                              ----       ----         ----

Supplemental cash flow information:
Cash paid for interest                        $--         $--         $--
Cash paid for income taxes                    $--         $--         $--







                 See accompanying notes to financial statements.

Asphalt Paving International, Inc.
Notes to Financial Statements
July 31, 2000


Note 1. Organization and Summary of Significant Accounting Policies.
        ------------------------------------------------------------

The Company was incorporated in Florida on January 14, 1998. The Company is in its development stage and to date its activities have been limited to organization and capital formation.

     Loss per share:
Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the Company has no potentially dilutive securities outstanding.

      Cash:
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

     Estimates:
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates

     Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

     Stock-based Compensation
The Company adopted Statement of Financial Accounting Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company paid stock based compensation during the periods presented as described in Note 2.

New Accounting Pronouncements

SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions that would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The adoption of SFAS 131 did not affect results of operations or financial position. To date, the Company has not operated in any business activity.

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

The Company has not initiated benefit plans to date that would require disclosure under the statement.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however it believes that it has not to date engaged in significant transactions encompassed by the statement.

Note 2.  Stockholders' Equity.

At inception the Company issued 4,000,000 shares of its common stock to its founder and president in exchange for services valued at $4,000.

During February 1999 the Company began a private placement of its restricted common stock to a limited group of individuals. During the period from February to July 1999, the Company sold an aggregate of 238,600 shares for gross proceeds of $23,860.

Note 3. Income Taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the operating loss carryforward has been fully reserved.

The Company has not provided current or deferred income taxes for the period presented due to a loss from operations.

The Company currently has a net operating loss carryforward aggregating approximately $8,500 that expires $4,300 in 2013, $600 in 2014 and $3,600 in 2015. The tax benefit of the loss, estimated to be approximately $1,275, has been fully reserved as its realization in future periods is not assured as it is more likely than not that future earnings will not be available to utilize the loss carryforward. The reserve increased by approximately $540 during the year ended July 31, 2000.

Note 4. Related Party Transactions.

The Company neither owns nor leases any real or personal property. Office services are provided without charge by an officer of the Company and certain expenses of the Company have been paid for by the officer. Such costs and the fair value of the services provided to the Company for the years ended July 31, 2000 and 1999 amounted to $3,250 and $600, respectively.

The expenses paid by the officer have been accounted for as capital contributions to the Company by the officer as the Company is not obligated to make repayment to the officer.

The officers and directors of the Company are involved in other business activities and may become involved in other business activities in the future. Such business activities may conflict with the activities of the Company. The Company has not formulated a policy for the resolution of any such conflicts that may arise.

To date, the Company has engaged in no significant operations and has minimal expected operating costs forecasted for its next fiscal year. The Company's officers plan to continue the support the limited operations of the Company as needed.