Form 10QSB
period 2000-10-31
ASPHALT PAVING INTERNATIONAL INC
filed 2000-11-30
CIK 1069322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the Quarter ended October 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period _____________ to ______________

     Commission file number    000-29313

                       ASPHALT PAVING INTERNATIONAL, INC.
              (Exact name of Small Business Company in its charter)


                FLORIDA                                     59-3556733
      ------------------------------                   ------------------
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                    Identification No.)


 10125 W. Colonial Dr., Suite 212 Ocoee, Florida             34761
 -----------------------------------------------            -------
 (Address of principal executive offices)                 (Zip Code)


                                 (407) 822-3664
              ----------------------------------------------------
               Registrant's Telephone number, including area code:



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

             4,238,600 Shares of Common Stock ($.001 par value)
                                (Title of Class)

Transitional  Small  Business  Disclosure  Format  (check  one):

Yes                          No     X
      ---------                   --------

                   ASPHALT PAVING INTERNATIONAL, INC.



PART  I:          Financial  Information

     ITEM  1  -  Financial  statements

     ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART  II:        Other  Information

                                     PART I

Item  1.  Financial  Statements:


                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                          ASSETS
                          ------
                                                                     October 31,
                                                                        2000
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
                                                                      ========

                STOCKHOLDERS' EQUITY
                --------------------

Current liabilities:

 Accounts payable                                                     $     --
                                                                      --------
      Total current liabilities                                             --
                                                                      --------


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 4,238,600 shares
  issued and outstanding                                                 4,239
 Additional paid in capital                                             28,971
 (Deficit) accumulated during
  development stage                                                     (9,662)
                                                                      --------
                                                                        23,548
                                                                      --------
                                                                      $ 23,548
                                                                      ========

                 See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Operations
             Three Months Ended October 31, 2000 and 1999 and Period
              From Inception (January 14, 1998) to October 31, 2000
                                   (Unaudited)

                                                                                       Period From
                                                        Three Months Ended            Inception To
                                                 October 31,         October 31,       October 31,
                                                    2000                1999              2000
                                                 -----------        -----------        -----------
 Operating expenses:
   Office expenses and salary contributed
    by corporate officer                         $       150        $       150        $     1,700
   Professional fees                                   1,000              1,000              3,950
   Organization expenses                                  --                 --              4,000
   Bank charges                                           --                 --                 12
                                                 -----------        -----------        -----------
                                                       1,150              1,150              9,662
                                                 -----------        -----------        -----------

(Loss) from operations and net (loss)            $    (1,150)       $    (1,150)       $    (9,662)
                                                 ===========        ===========        ===========


Per share information:
 Basic and diluted (loss) per common share       $        --        $        --        $        --
                                                 ===========        ===========        ===========
 Weighted average shares outstanding               4,238,600          4,238,600          4,169,596
                                                 ===========        ===========        ===========



 See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                Three Months Ended October 31, 2000 and 1999 and
          Period From Inception (January 14, 1998) to October 31, 2000
                                   (Unaudited)

                                                                                      Period From
                                                        Three Months Ended           Inception To
                                                 October 31,         October 31,      October 31,
                                                    2000                1999             2000
                                                 -----------        -----------       -----------


Net income (loss)                                  $ (1,150)         $ (1,150)         $ (9,662)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution          1,150             1,150             9,350
   Increase (decrease) in accounts payable               --                --                --
                                                   --------          --------          --------
  Total adjustments                                   1,150             1,150             9,350
                                                   --------          --------          --------
  Net cash provided by (used in)
   operating activities                                  --                --              (312)

Cash provided by financing activities:
  Sale of common stock for cash                          --                --            23,860
                                                   --------          --------          --------
Net cash provided by financing activities                --                --            23,860
                                                   --------          --------          --------
Increase (decrease) in cash                              --                --            23,548
Cash and cash equivalents,
 beginning of period                                 23,548            24,348                --
                                                   --------          --------          --------
Cash and cash equivalents,
 end of period                                     $ 23,548          $ 24,348          $ 23,548
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended July 31, 2000.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the three months ended October 31, 2000, an officer of the Company contributed an aggregate of $150 to the Company for management services and office expenses and paid $1,000 in cash for professional fees in behalf of the Company. These amounts have been accounted for as a contribution of capital to the Company.

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

(b) Liquidity and Capital Resources. At October 31, 2000, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material change in cash or cash equivalents. There was no significant change in working capital during this quarter.

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



Date:  November 30, 2000                     /s/  Joseph Camillo
                                             ---------------------------
                                             Joseph Camillo,  Secretary