Form 10QSB
period 2001-01-31
ASPHALT PAVING INTERNATIONAL INC
filed 2001-02-14
CIK 1069322

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For  the  Quarter  ended  January 31, 2001

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THEE EXCHANGE  ACT

     For the transition period               to

                        Commission file number 000-29313

                          ASPHALT PAVING INTERNATIONAL, INC.
            (Exact name of Small Business Company in its charter)


     FLORIDA                                                      59-3556733
(State  or  other jurisdiction of                             (IRS Employer
incorporation  or  organization)                           Identification No.)


                        10125 W. Colonial Dr., Suite 212
                              Ocoee, Florida 34761
               (Address of principal executive offices) (Zip Code)

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

PART II: Other Information

                                    PART I

Item  1.  Financial  Statements:

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                January 31, 2001
                                   (Unaudited)

                               ASSETS
                               ------

                                                                          2001
                                                                          ----
Current assets:
  Cash                                                                 $  6,655
                                                                       --------
      Total current assets                                                6,655
                                                                       --------
Total assets                                                           $  6,655
                                                                       ========

                        STOCKHOLDERS' EQUITY
                        --------------------
Current liabilities:
  Accounts payable                                                     $   --
                                                                       --------
      Total current liabilities                                            --


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 4,233,600 shares
  issued and outstanding                                                  4,239
 Additional paid in capital                                              28,121
 (Deficit) accumulated during
  development stage                                                     (25,705)
                                                                       --------
                                                                          6,655
                                                                       --------
                                                                       $  6,655
                                                                       ========



                 See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Operations
           Three Months and Six Months Ended January 31, 2001 and 2000
        and Period From Inception (January 14, 1998) to January 31, 2001
                                   (Unaudited)

                                             Three Months   Three Months   Six Months      Six Months     Inception
                                                Ended           Ended         Ended           Ended          to
                                             January 31,     January 31,   January 31,     January 31,    January 31,
                                                 2001            2000          2001             2000         2001
                                                 ----            ----          ----             ----         ----
                                             (Unaudited)    (Unaudited)   (Unaudited)     (Unaudited)    (Unaudited)
                                             -----------    -----------   -----------     -----------    -----------

 Operating expenses                          $    16,043    $       150    $    17,193    $       300    $    25,705
                                             -----------    -----------    -----------    -----------    -----------
(Loss from operations) and net (loss)        $   (16,043)   $      (150)   $   (17,193)   $      (300)   $   (25,705)
                                             ===========    ===========    ===========    ===========    ===========


Per share information:
 Basic and diluted (loss) per common share   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.01)
                                             -----------    -----------    -----------    -----------    -----------

 Weighted average shares outstanding           4,233,600      4,233,600      4,233,600      4,233,600      4,176,497
                                             ===========    ===========    ===========    ===========    ===========






                 See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                   Six Months Ended January 31, 2001 and 2000
                                   (Unaudited)

                                                 Six Months    Six Months    Period From
                                                   Ended          Ended      Inception To
                                                January 31,    January 31,    January 31,
                                                    2001           2000          2001
                                                (Unaudited)    (Unaudited)   (Unaudited)

Net income (loss)                                $(17,193)     $   (300)     $(25,705)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution          300           300         8,500
   Increase in accounts payable                      --            --            --
                                                 --------      --------      --------
  Total adjustments                                   300           300         8,500
                                                 --------      --------      --------
  Net cash provided by (used in)
   operating activities                           (16,893)         --         (17,205)

Cash provided by financing activities:
  Sale of common stock for cash                      --            --          23,860
                                                 --------      --------      --------
Net cash provided by financing activities            --            --          23,860
                                                 --------      --------      --------

Increase (decrease) in cash                       (16,893)         --           6,655
Cash and cash equivalents,
 beginning of period                               23,548        24,348          --
                                                 --------      --------      --------
Cash and cash equivalents,
 end of period                                   $  6,655      $ 24,348      $  6,655
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

During the six months ended January 31, 2001, an officer of the Company contributed an aggregate of $300 to the Company for management services. This amount has been accounted for as a contribution of capital to the Company.

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

(b) Liquidity and Capital Resources. At January 31, 2001, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material change in cash or cash equivalents. There was no significant change in working capital during this quarter.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- --------------------------

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
- ------------------------------

     (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

     (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
- ----------------------------------------

     (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

     (Not applicable)

Item 5. Other Information.
- --------------------------

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

Date:  February 15, 2001                     /s/  Joseph Camillo
                                             --------------------------
                                             Joseph Camillo,  Secretary