Form 10QSB
period 2001-04-30
ASPHALT PAVING INTERNATIONAL INC
filed 2001-05-21
CIK 1069322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the Quarter ended April 30, 2001

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

PART  II:        Other  Information

                                     PART I

Item  1.  Financial  Statements:

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                 April 30, 2001
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                          2001
                                                                       --------
Current assets:
  Cash                                                                 $    190
                                                                       --------
      Total current assets                                                  190
                                                                       --------

Total assets                                                           $    190
                                                                       ========

                        STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $     --
                                                                       --------
      Total current liabilities                                              --


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 4,238,600 shares
  issued and outstanding                                                  4,239
 Additional paid in capital                                              28,271
 (Deficit) accumulated during
  development stage                                                     (32,320)
                                                                       --------
                                                                            190
                                                                       --------
                                                                       $    190
                                                                       ========



                 See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Operations
           Three Months and Nine Months Ended April 30, 2001 and 2000
         and Period From Inception (January 14, 1998) to April 30, 2001
                                   (Unaudited)

                                                        Three Months    Three Months    Nine Months    Nine Months      Inception
                                                           Ended           Ended          Ended           Ended             to
                                                          April 30,       April 30,      April 30,       April 30,       April 30,
                                                            2001            2000           2001            2000             2001
                                                        -----------     -----------     -----------     -----------     -----------
                                                        (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
                                                        -----------     -----------     -----------     -----------     -----------
 Operating expenses                                     $     6,615     $       150     $    23,808     $       450     $    32,320
                                                        -----------     -----------     -----------     -----------     -----------
(Loss from operations) and net (loss)                   $    (6,615)    $      (150)    $   (23,808)    $      (450)    $   (32,320)
                                                        ===========     ===========     ===========     ===========     ===========


Per share information:
 Basic and diluted (loss) per common share              $     (0.00)    $     (0.00)    $     (0.01)    $     (0.00)    $     (0.01)
                                                        ===========     ===========     ===========     ===========     ===========

 Weighted average shares outstanding                      4,238,600       4,238,600       4,238,600       4,238,600       4,182,142
                                                        ===========     ===========     ===========     ===========     ===========



                 See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                    Nine Months Ended April 30, 2001 and 2000
                                   (Unaudited)

                                                        Nine Months          Nine Months         Period From
                                                          Ended                Ended            Inception To
                                                         April 30,            April 30,            April 30,
                                                           2001                 2000                 2001
                                                         --------             --------             --------
                                                       (Unaudited)          (Unaudited)          (Unaudited)
                                                         --------             --------             --------

Net income (loss)                                        $(23,808)            $   (300)            $(32,320)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution                  450                  300                8,650
   Increase in accounts payable                                --                   --                   --
                                                         --------             --------             --------
  Total adjustments                                           450                  300                8,650
                                                         --------             --------             --------
  Net cash provided by (used in)
   operating activities                                   (23,358)                  --              (23,670)

Cash provided by financing activities:
  Sale of common stock for cash                                --                   --               23,860
                                                         --------             --------             --------
Net cash provided by financing activities                      --                   --               23,860
                                                         --------             --------             --------

Increase (decrease) in cash                               (23,358)                  --                  190
Cash and cash equivalents,
 beginning of period                                       23,548               24,348                   --
                                                         --------             --------             --------
Cash and cash equivalents,
 end of period                                           $    190             $ 24,348             $    190
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

During the nine months ended April 30, 2001, an officer of the Company contributed an aggregate of $450 to the Company for management services. This amount has been accounted for as a contribution of capital to the Company. Additionally, during the period, the Company paid $5,800 to a related entity for rent and office services provided to the Company for the nine months ended April 30, 2001.

Item  2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations:

(a) Plan of Operation. Asphalt Paving International, Inc. (the "Company") was organized under the laws of the State of Florida to engage in any lawful business. The Company was formed for the purpose of design and manufacture of asphalt related equipment. The Company also plans to compete in the asphalt paving business and may seek the acquisition of a paving and construction company. Management of the Company has unlimited discretion in determining the business activities in which the Company will become engaged. There is and can be no assurance that the Company will be able complete the acquisition of a subsidiary company in the paving business and no such acquisition candidate has been identified by the Company.

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

(b) Liquidity and Capital Resources. At April 30, 2001, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material change in cash or cash equivalents. There was no significant change in working capital during this quarter.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
----------------------------

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
--------------------------------

     (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

     (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
------------------------------------------

     (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

     (Not applicable)

Item 5. Other Information.
----------------------------

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




Date:  May 11,  2001                     /s/  Joseph Camillo
                                         -------------------------------
                                              Joseph Camillo,  Secretary