Form 10KSB
period 2001-07-30
ASPHALT PAVING INTERNATIONAL INC
filed 2001-10-29
CIK 1069322

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

[ X ] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 30, 2001

[    ]  Transition report under section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from

                          Commission File No: 000-29313

                       Asphalt Paving International, Inc.
                      -------------------------------------
                     (Name of small business in its charter)

         Florida                                         59-3461879
         -------                                         -----------
(State or other jurisdiction                  (IRS Employer Identification No.)
  of Incorporation)


                      10125 West Colonial Drive, Suite 212
            Address of Principal Executive Office (street and number)

                                 Ocoee, FL 34761
                            City, State and Zip Code
                    -----------------------------------------
                    Issuer's telephone number: (407) 822-3664

Securities registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

Common Stock, par value $.01
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                     ----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    [   ]


State issuer's revenue for its most recent fiscal year: $ 0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): 0


Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,238,600 as of September 30, 2001. Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

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

Research and development.
We have spent no time or money on research or development since our inception.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended July 31, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock has been listed for trading in the over-the-counter market through the NASD OTC Electronic Bulletin Board under the symbol "ASPH" since January 24, 2001. However, to date, the Company's common stock has not actively traded. The Company's securities are currently held of record by a total of approximately 103 persons.

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

Results of Operations.

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

Need for Additional Financing.

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

ITEM 7.
See attached Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name                            Age                Positions Held
----                            ---                --------------

Jackie McBride                  56                President/Director

Joseph Camillo                  54                Secretary/Director

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information.

Mr. Jackie McBride, has served as President and Director of our Company since our inception. His current term as Director expires, subject to re-election, on December 16, 2001. For the last five years, Mr. McBride has been a highway independent contractor for heavy highway construction and excavation of roadway and bridges, as well as an owner of eight Sonic Drive-in Restaurants. He currently holds no directorships in any reporting companies.

Mr. Joseph Camillo, has been an officer and director of the Company since September 1, 1997. From 1991 to 1996, Mr. Camillo was employed as a registered representative with Kober Financial, a securities broker-dealer. From 1996 to present, Mr. Camillo has been a consultant to private and public corporations. Mr. Camillo has served as one or our Directors since inception. His current term as Director expires, subject to reelection, on December 1, 2001. From July 14, 1998 to the present, Mr. Camillo has also served as Secretary and Director of Power Fluids, Inc.

Employees.

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

ITEM 10. EXECUTIVE COMPENSATION.

 No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of September 30, 2001, there were 4,238,600 shares of our common stock, $.001 par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner (1) has sole voting and investment power with respect to the shares set forth opposite his name.


                                              Amount of   Nature of
Title of Class    Beneficial Owner            Ownership   of Class      Percent
--------------    ---------------             ---------   ---------     -------
Common            Jackie D. McBride           4,000,000    Direct          94%
                  10125 West Colonial Drive
                  Suite 212
                  Ocoee, FL 34761

Common            Joseph Camillo                 15,000    Direct        0.35%
                  10125 West Colonial Drive
                  Suite 212
                  Ocoee, FL 34761


All officers and directors as a Group         4,015,000    Direct       94.35%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.         Document
-----------         --------
   3.1              Articles of Incorporation (incorporated by reference from
                    Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-29313.

   3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange under File No. 000-29313.27 Financial Data Schedule

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Asphalt Paving, Inc.

                                 By: /s/ Jackie McBride
                                     ----------------------------------
                                     Jackie McBride
                                     (Principal Executive Officer and Director)

Date: October 27, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    NAME                           TITLE                              DATE
    ----                           -----                              ----

/s/ Jackie McBride              President/Director                  10/17/01
----------------------
Jackie McBride


/s/ Joseph Camillo              Secretary/Director                  10/17/01
-----------------------
Joseph Camillo

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Asphalt Paving International, Inc.


We have audited the balance sheet of Asphalt Paving International, Inc. as of July 31, 2001 and 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the and each of the years in the two year period ended July 31, 2001 and for the period from inception to July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position Asphalt Paving International, Inc. as of July 31, 2001 and 2000 and the results of its operations and cash flows for each of the years in the two year period ended July 31, 2001 and for the period from inception to July 31, 2001, in conformity with generally accepted accounting principles.




                               James E. Scheifley & Associates, P.C.
                          Certified Public Accountants

Dillon, Colorado
October 18, 2001

                          Asphalt Paving International, Inc.
                            (A Development Stage Company)
                                    Balance Sheets

                                                                    July 31,
                                                                      2001
                                                                    --------

                                     ASSETS
                                     ------
Current assets:
 Cash                                                               $    160
                                                                    --------
      Total current assets                                               160
                                                                    --------

Total assets                                                        $    160
                                                                    ========

                              STOCKHOLDERS' EQUITY
                              --------------------

Current liabilities:

 Due to affiliate                                                   $  5,874
                                                                    --------
      Total current liabilities                                        5,874


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 4,238,600 shares
  issued and outstanding                                               4,239
 Additional paid in capital                                           27,821
 (Deficit) accumulated during
  development stage                                                  (37,774)
                                                                    --------
                                                                      (5,714)
                                                                    --------
                                                                    $    160
                                                                    ========



                   See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                       Years Ended July 31, 2001 and 2000
          and Period From Inception (January 14, 1998) to July 31, 2001

                                                 Year           Year       Period From
                                                 Ended         Ended       Inception To
                                               July 31,       July 31,      July 31,
                                                 2001           2000          2001
                                             -----------    -----------    -----------
 Operating expenses:
   Office expenses and salary paid
    by affiliate                             $     5,800    $       600    $     7,350
   Professional fees                               2,500          2,950          5,450
   Consulting expense                             16,541         16,541
   Organization expenses                              --             --          4,000
   Other costs and expenses                        4,421             --          4,433
                                             -----------    -----------    -----------
                                                  29,262          3,550         37,774
                                             -----------    -----------    -----------

(Loss) from operations and net (loss)        $   (29,262)   $    (3,550)   $   (37,774)
                                             ===========    ===========    ===========


Per share information:
 Basic and diluted (loss) per common share   $        --    $        --    $        --
                                             ===========    ===========    ===========

 Weighted average shares outstanding           4,238,600      4,238,600      4,186,847
                                             ===========    ===========    ===========




                 See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
        For the Period From Inception (January 14, 1998) to July 31, 2001

                                                                                             Deficit
                                           Common           Stock           Additional     Accumulated
                                        ----------          -----            Paid-in      During Develop-
           ACTIVITY                        Shares           Amount           Capital        ment Stage         Total
           --------                     ----------        ---------         --------      ---------------      --------
Shares issued for services
  at inception at $.001 per share        4,000,000        $   4,000        $      --        $      --         $   4,000

Contribution of capital by
  major shareholder                                                              350                                350

Net loss for the period ended
  July 31, 1998                                 --               --               --           (4, 350           (4,350)
                                        ----------        ---------         --------        ----------         --------

Balance July 31, 1998                    4,000,000            4,000              350           (4,350)               --

Common shares sold for cash:
  February 1999 at $.10                     77,600               78            7,682                              7,760
  April 1999 at $.10                        51,500               51            5,099                              5,150
  May 1999 at $.10                         109,500              110           10,840                             10,950

Contribution of capital by
  major shareholder                                                              600                                600

Net (loss) for the year
 ended July 31, 1999                            --               --               --             (612)             (612)
                                        ----------        ---------         --------        ----------         --------

Balance, July 31, 1999                   4,238,600            4,239           24,571           (4,962)           23,848

Contribution of capital by
  major shareholder                                                            3,250                              3,250

Net (loss) for the year
 ended July 31, 2000                            --               --               --           (3,550)           (3,550)
                                        ----------        ---------         --------        ----------         --------

Balance, July 31, 2000                   4,238,600            4,239           27,821           (8,512)           23,548

Net (loss) for the year
 ended July 31, 2001                            --               --               --          (29,262)          (29,262)
                                        ----------        ---------         --------        ----------         --------

Balance, July 31, 2001                   4,238,600        $   4,239        $  27,821        $ (37,774)        $  (5,714)
                                        ==========        =========        =========        =========         =========


                 See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                       Years Ended July 31, 2001 and 2000
          and Period From Inception (January 14, 1998) to July 31, 2001

                                                      Year            Year          Period From
                                                     Ended            Ended        Inception To
                                                    July 31,         July 31,        July 31,
                                                      2001             2000            2001
                                                    --------         --------         --------
Net income (loss)                                   $(29,262)        $ (3,550)        $(37,774)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution              --            3,250            8,200
   Increase in due to affiliate                        5,874               --            5,874
   Increase (decrease) in accounts payable                --             (500)              --
                                                    --------         --------         --------
  Total adjustments                                    5,874            2,750           14,074
                                                    --------         --------         --------
  Net cash provided by (used in)
   operating activities                              (23,388)            (800)         (23,700)

Cash provided by financing activities:
  Sale of common stock for cash                           --               --           23,860
                                                    --------         --------         --------
Net cash provided by financing activities                 --               --           23,860
                                                    --------         --------         --------

Increase (decrease) in cash                          (23,388)            (800)             160
Cash and cash equivalents,
 beginning of period                                  23,548           24,348               --
                                                    --------         --------         --------
Cash and cash equivalents,
 end of period                                      $    160         $ 23,548         $    160
                                                    ========         ========         ========




                         See accompanying notes to financial statements.

                              Asphalt Paving International, Inc.
                                 (A Development Stage Company)
                                   Statements of Cash Flows
                              Years Ended July 31, 2001 and 2000
                 and Period From Inception (January 14, 1998) to July 31, 2001

                                                      Year            Year          Period From
                                                     Ended            Ended        Inception To
                                                    July 31,         July 31,        July 31,
                                                      2001             2000            2001
                                                    --------         --------         --------
Supplemental cash flow information:
   Cash paid for interest                           $     --         $     --         $     --
   Cash paid for income taxes                       $     --         $     ---        $     --







                        See accompanying notes to financial statements.

Asphalt Paving International, Inc.
Notes to Financial Statements
July 31, 2001


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

The Company currently has a net operating loss carryforward aggregating approximately $37,800 that expires $4,300 in 2018, $600 in 2019, $3,600 in 2020 and $29,300 in 2021. The tax benefit of the loss, estimated to be approximately $5,670, has been fully reserved as its realization in future periods is not assured as it is more likely than not that future earnings will not be available to utilize the loss carryforward. The reserve increased by approximately $4,400 during the year ended July 31, 2001.

Note 4. Related Party Transactions.

The Company neither owns nor leases any real or personal property. Office services are provided without charge by an affiliate of the Company and certain expenses of the Company have been paid for by the affiliate. Such costs and the fair value of the services provided to the Company for the years ended July 31, 2001 and 2000 amounted to $5,874 and $3,250, respectively.

The expenses paid by the affiliate during the year ended July 31, 2000 and prior have been accounted for as capital contributions to the Company by the affiliate as the Company is not obligated to make repayment to the affiliate. The expenses paid by the affiliate during the year ended July 31, 2001 are expected to be repaid by the Company and are shown in the accompanying balance as due to the affiliate at July 31, 2001.

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