Form 10QSB
period 2001-10-31
ASPHALT PAVING INTERNATIONAL INC
filed 2001-11-27
CIK 1069322

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

        For  the  Quarter  ended  October 31, 2001

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period                   to
                                  -----------------   -----------------

                        Commission file number 000-29313

                          ASPHALT PAVING INTERNATIONAL, INC.
            (Exact name of Small Business Company in its charter)


               FLORIDA                                           59-3556733
    (State or other jurisdiction of                            (IRS Employer
    incorporation  or  organization)                        Identification No.)


10125 W. Colonial Dr, Suite 212. Ocoee, FL                         34761
 (Address of principal executive offices)                       (Zip Code)

               Registrant's Telephone number, including area code:
                                 (727) 592-0146

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


PART  II:         Other  Information

                                    PART I

Item  1.  Financial  Statements:



                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                 October 31,
                                                                    2001
                                                                  --------
Current assets:

 Cash                                                             $    160
                                                                  --------
      Total current assets                                             160
                                                                  --------

Total assets                                                      $    160
                                                                  ========

                              STOCKHOLDERS' EQUITY
                              --------------------
Current liabilities:

 Accounts payable                                                 $  1,250
 Due to affiliate                                                    6,024
                                                                  --------
      Total current liabilities                                      7,274
                                                                  --------


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 4,238,600 shares
  issued and outstanding                                             4,239
 Additional paid in capital                                         27,821
 (Deficit) accumulated during
  development stage                                                (39,174)
                                                                  --------
                                                                    (7,114)
                                                                  $    160
                                                                  ========



                 See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                  Three Months Ended October 31, 2001 and 2000
        and Period From Inception (January 14, 1998) to October 31, 2001
                                   (Unaudited)

                                                                                             Period From
                                                           Three Months Ended                Inception To
                                                    October 31,          October 31,         October 31,
                                                       2001                 2000                 2001
                                                    -----------          -----------          -----------
 Operating expenses:
   Office expenses and salary contributed
    by corporate officer                           $       150          $       150          $     7,500
   Professional fees                                     1,250                1,000                6,700
   Consulting fees                                          --                   --               16,541
   Organization expenses                                    --                   --                4,000
   Bank charges                                             --                   --                4,433
                                                   -----------          -----------          -----------
                                                         1,400                1,150               39,174
                                                   -----------          -----------          -----------

(Loss) from operations and net (loss)              $    (1,400)         $    (1,150)         $   (39,174)
                                                   ===========          ===========          ===========


Per share information:
 Basic and diluted (loss) per common share         $        --          $        --          $     (0.01)
                                                   ===========          ===========          ===========

 Weighted average shares outstanding                 4,238,600            4,238,600            4,190,828
                                                   ===========          ===========          ===========





 See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                  Three Months Ended October 31, 2001 and 2000
        and Period From Inception (January 14, 1998) to October 31, 2001
                                   (Unaudited)


                                                                                       Period From
                                                          Three Months Ended           Inception To
                                                    October 31,       October 31,       October 31,
                                                       2001              2000              2001
                                                     --------          --------          --------
Net income (loss)                                    $ (1,400)         $ (1,150)         $(39,174)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution               --             1,150             8,200
   Increase (decrease) in due to affiliate                150             6,024
   Increase (decrease) in accounts payable              1,250                --             1,250
                                                     --------          --------          --------
  Total adjustments                                     1,400             1,150            15,474
                                                     --------          --------          --------
  Net cash provided by (used in)
   operating activities                                    --                --           (23,700)

Cash provided by financing activities:
  Sale of common stock for cash                            --                --            23,860
                                                     --------          --------          --------
Net cash provided by financing activities                  --                --            23,860
                                                     --------          --------          --------

Increase (decrease) in cash                                --                --               160
Cash and cash equivalents,
 beginning of period                                      160            23,548                --
                                                     --------          --------          --------
Cash and cash equivalents,
 end of period                                       $    160          $ 23,548          $    160
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended July 31, 2001.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the three months ended October 31, 2001, an officer of the Company contributed an aggregate of $150 to the Company for management services. This amount has been accounted for as an advance from an affiliate. The balance due to the affiliate at October 31, 2001 amounted to $6,024.

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

(b) Liquidity and Capital Resources. At October 31, 2001, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material change in cash or cash equivalents. There was no significant change in working capital during this quarter.

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




Date:  November 21, 2001                             /s/  Joseph Camillo
                                                     ---------------------------
                                                     Joseph Camillo,  Secretary