Form 10QSB
period 2002-01-31
ASPHALT PAVING INTERNATIONAL INC
filed 2002-03-25
CIK 1069322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter ended January 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT

  For the transition period    to

Commission file number 000-29313

ASPHALT PAVING INTERNATIONAL, INC.

(Exact name of Small Business Company in its charter)

FLORIDA	59-3556733
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11800 28th Street N.
St. Petersburg, FL	33716
(Address of principal executive offices)	(Zip Code)

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

Yes |X|  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

4,238,600 Shares of Common Stock ($.001 par value)

(Title of Class)

Transitional Small Business Disclosure Format (check one):

Yes    No |X|

PART I

Item 1. Financial Statements:

Asphalt Paving International, Inc.

(A Development Stage Company)

Balance Sheet

(Unaudited)

ASSETS

January 31, 2002
Current assets:

Total current assets	$ -

Total assets	$ -

STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable	$ 1,600
Total current liabilities	1,600

Stockholders' equity:
Common stock, $.001 par value,
50,000,000 shares authorized, 4,238,600 shares

issued and outstanding

4,239
Additional paid in capital	33,835
(Deficit) accumulated during
development stage	(39,674)
(1,600)
$ -

See accompanying notes to financial statements.

Asphalt Paving International, Inc.

(A Development Stage Company)
Statements of Operations

Three Months and Six Months Ended January 31, 2002 and 2001
and Period From Inception (January 14, 1998) to January 31, 2002

(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2002	2001	2002	2001	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses	$ 500	$ 16,043	$ 1,900	$ 17,193	$ 39,674
(Loss from operations) and net (loss)	$ (500)	$ (16,043)	$ (1,900)	$ (17,193)	$ (39,674)

Per share information:
Basic and diluted (loss) per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average shares outstanding	4,233,600	4,233,600	4,233,600	4,233,600	4,176,497

See accompanying notes to financial statements.

Asphalt Paving International, Inc.

(A Development Stage Company)
Statements of Cash Flows

Three Months and Six Months Ended January 31, 2002 and 2001
and Period From Inception (January 14, 1998) to January 31, 2002

(Unaudited)

			Period From
	Six Months Ended		Inception To
	January 31,	January 31,	January 31,
	2002	2001	2002

Net income (loss)	$ (1,900)	$ (17,193)	$ (39,674)
Adjustments to reconcile net income to net
cash provided by operating activities:
Services provided as capital contribution	-	300	8,200
Increase (decrease) in due to affiliate	140		6,014
Increase (decrease) in accounts payable	1,600	-	1,600
Total adjustments	1,740	300	15,814
Net cash provided by (used in)
operating activities	(160)	(16,893)	(23,860)

Cash provided by financing activities:
Sale of common stock for cash	-	-	23,860
Net cash provided by financing activities	-	-	23,860

Increase (decrease) in cash	(160)	(16,893)	-
Cash and cash equivalents,
beginning of period	160	23,548	-
Cash and cash equivalents,
end of period	$ -	$ 6,655	$ -

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

During the six months ended January 31, 2002, an officer of the Company contributed an aggregate of $300 to the Company for management services. This amount has been accounted for as an advance from an affiliate. The balance due to the affiliate at January 31, 2002 amounted to $6,014 and has been forgiven by the affiliate as of that date. The forgiveness of the indebtedness has been accounted for as an addition to the paid in capital of the Company.

Consulting agreement dated January 25, 2002, between Philip G. Cook and Asphalt Paving International, Inc, under which 450,000 common shares and warrants to purchase 2,800,000 common shares can be issued for services rendered. Consultant shall provide strategic business advice concerning management structure and organization, employment contracts and employee benefits, sales and marketing and business structures in the United States, United Kingdom, Singapore, the Philippines and Australia. In addition, the Consultant shall be available to consult with the Board of Directors, the officers and administrative staff of the Corporation at all reasonable times.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Asphalt Paving International, Inc. (the "Company") was organized under the laws of the State of Florida to engage in any lawful business. The Company was formed for the purpose of design and manufacture of asphalt related equipment. The Company also had planned to compete in the asphalt paving business and to seek the acquisition of a paving and construction company. Management of the Company has unlimited discretion in determining the business activities in which the Company will become engaged.

The Company has generated no revenues from its operations and has been a development stage company since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead.

On January 28, 2002, the Company entered into an Exchange Agreement with Advanced Banking Solutions, Ltd., an English company (ABSL), under which the Company was to issue 23,036,869 shares of its common stock, and warrants to purchase an additional 23,036,870 shares of such common stock in exchange for approximately 90% of ABSL's outstanding shares. At that same time (i) the Company's controlling shareholder granted an option to four unrelated investors to purchase approximately 2.9 million of his shares, and (ii) the controlling shareholder resigned as a director of the company and named a designee of ABSL as his successor. ABSL was subsequently placed in administrative receivership in the UK. On March 6, 2002 ABS Solutions (UK) Ltd, a newly formed subsidiary of the Company purchased the contracts and physical assets of ABSL, together with a license to use its intellectual property pending closing of the transaction described in the following sentence, for approximately $280,000. The Company also contracted to buy that corporation's remaining assets including its intellectual property for approximately $1,129,000.  The transaction is more fully described in the Company's report on Form 8-K filed on March 21, 2002.

Liquidity and Capital Resources. At January 31, 2002, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Management believes that the Company has inadequate working capital to pursue any operations at this time, and the Company intends to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material change in cash or cash equivalents. There was no significant change in working capital during this quarter.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 25, 2002

 /s/ Peter Watts

Peter Watts, President