Form 10QSB
period 2002-04-30
ASPHALT PAVING INTERNATIONAL INC
filed 2002-07-10
CIK 1069322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the Quarter ended April 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT

            For the transition period _____________ to _____________

                        Commission file number 000-29313

                       Asphalt Paving International, Inc.
                       ----------------------------------
              (Exact name of Small Business Company in its charter)

         FLORIDA                                               59-3556733
         -------                                               ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                              Identification No.)

                              11800 28th Street N.
                               St. Petersburg, Fl
                               ------------------
                    (Address of principal executive offices)

       Registrant's Telephone number, including area code:(727) 592-0146

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.
Yes [X]                 No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 27,725,469 Shares of Common Stock ($.001 par value)

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes [ ]                 No [X]

                       Asphalt Paving International, Inc.

PART  I:    Financial Information

ITEM  1  -  Financial statements

ITEM  2  -  Management's' discussion and analysis of
            financial condition and results of operations

PART  II:   Other Information

                                     PART I

ITEM  1  -  Financial statements

                       ASPHALT PAVING INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                                     April 30,
                                                                       2002
                                                                    --------

      Total current assets                                          $     --
                                                                    --------

Total assets                                                        $     --
                                                                    ========

                              STOCKHOLDERS' EQUITY
                              --------------------
Current liabilities:

 Accounts payable                                                   $    700
                                                                    --------
      Total current liabilities                                          700


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 27,725,469 shares
  issued and outstanding                                              27,726
 Additional paid in capital                                           34,885
 Treasury stock                                                      (23,037)
 (Deficit) accumulated during
  development stage                                                  (40,274)
                                                                    --------
                                                                        (700)
                                                                    --------
                                                                    $     --
                                                                    ========



                 See accompanying notes to financial statements.

                       ASPHALT PAVING INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
           THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2002 AND 2001
         AND PERIOD FROM INCEPTION (JANUARY 14, 1998) TO APRIL 30, 2002
                                   (UNAUDITED)

                                                       THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS      INCEPTION
                                                          Ended           Ended           Ended          Ended             to
                                                         April 30,       April 30,       April 30,      April 30,        April 30,
                                                           2002            2001            2002           2001             2002
                                                       ------------    ------------    ------------    ------------    ------------
                                                        (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)      (Unaudited)
                                                       ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES                                     $        600    $      6,615    $      2,500    $     23,808    $     40,274
                                                       ------------    ------------    ------------    ------------    ------------
(Loss from operations) and net (loss)                  $       (600)   $     (6,615)   $     (2,500)   $    (23,808)   $    (40,274)
                                                       ============    ============    ============    ============    ============


PER SHARE INFORMATION:
 BASIC AND DILUTED (LOSS) PER COMMON SHARE             $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)   $      (0.01)
                                                       ============    ============    ============    ============    ============

Weighted average shares outstanding                      27,725,469       4,238,600      12,067,556       4,238,600       5,762,989
                                                       ============    ============    ============    ============    ============




                 See accompanying notes to financial statements.

                       ASPHALT PAVING INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
           Three Months and Nine Months Ended April 30, 2002 and 2001
         AND PERIOD FROM INCEPTION (JANUARY 14, 1998) TO APRIL 30, 2002
                                   (UNAUDITED)

                                                                    Period from
                                                Nine Months Ended   Inception To
                                               April 30,  April 30,   April 30,
                                                 2002       2001        2002
                                               --------    --------    --------

NET INCOME (LOSS)                              $ (2,500)   $(23,808)   $(40,274)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Common stock issued for services                 450          --         450
   Services provided as capital contribution      1,050         450       9,250
   Increase (decrease) in due to affiliate          140       6,014
   Increase (decrease) in accounts payable          700          --         700
                                               --------    --------    --------
  Total adjustments                               2,340         450      16,414
                                               --------    --------    --------
  Net cash provided by (used in)
   operating activities                            (160)    (23,358)    (23,860)

Cash provided by financing activities:
  Sale of common stock for cash                      --          --      23,860
                                               --------    --------    --------
Net cash provided by financing activities            --          --      23,860
                                               --------    --------    --------

Increase (decrease) in cash                        (160)    (23,358)         --
Cash and cash equivalents,
 beginning of period                                160      23,548          --
                                               --------    --------    --------
Cash and cash equivalents,
 end of period                                 $     --    $    190    $     --
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

During the nine months ended April 30, 2002, an officer of the Company contributed an aggregate of $450 to the Company for management services. This amount has been accounted for as an advance from an affiliate. The balance due to the affiliate at April 30, 2002 amounted to $6,164 and has been forgiven by the affiliate as of that date. The forgiveness of the indebtedness has been accounted for as an addition to the paid in capital of the Company.

A consulting agreement dated January 25, 2002, was negotiated between Philip G. Cook and Asphalt Paving International, Inc, under which 450,000 common shares and warrants to purchase 2,800,000 common shares can be issued for services rendered. The consultant shall provide strategic business advice concerning management structure and organization, employment contracts and employee benefits, sales and marketing and business structures in the United States, United Kingdom, Singapore, the Philippines and Australia. In addition, the Consultant shall be available to consult with the Board of Directors, the officers and administrative staff of the Corporation at all reasonable times. During the quarter ended April 30, 2002, the 450,000 shares were issued to the consultant at par value. The agreement was terminated in connection with the reversal of the merger described below.

On January 28, 2002, the Company entered into and Exchange Agreement with Advanced Banking Solutions, Ltd., an English company (ABSL), under which the Company was to issue 23,036,869 shares of such common stock in exchange for approximately 90% of ABSL's outstanding shares. Due to a default by Advanced Banking Solutions, the Agreement with it was terminated and the transaction was reversed. At the present time, the Company claims no interest in either Advanced Banking Solutions Ltd. nor ABS Solutions (UK) Ltd. The shares issued in connection with the proposed merger have been returned to a trustee for the Company and have been accounted for as treasury stock. The Company's shares do not trade on any exchange and the Company has not had other recent stock transactions, therefore the shares issued were valued at par value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On January 28, 2002, the Company entered into and Exchange Agreement with Advanced Banking Solutions, Ltd., an English company (ABSL), under which the Company was to issue 23,036,869 shares of such common stock in exchange for approximately 90% of ABSL's outstanding shares. At that same time (i) the Company's controlling shareholder granted an option to four unrelated investors to purchase approximately 2.9 million of his sahres, and (ii) the controlling shareholder resigned as a director of the company and named a designee of ABSL as his successor. ABSL was subsequently placed in administrative receivership in the UK. On March 6, 2002 ABS Solutions (UK) Ltd., a newly formed subsidiary of the Company purchase the contract and physical assets of ABSL, together with a license to use its intellectual property pending closing of the transaction described in the following sentence, for approximately $28,000. The Company also contracted to buy that corporation's remaining assets including its intellectual property for approximately $1,129,000. The transaction was more fully described in the Company's report on Form 8-K filed on March 21, 2002. Due to a default by Advanced Banking Solutions, the Agreement with it was terminated and the transaction was reversed. At the present time, the Company claims no interest in either Advanced Banking Solutions Ltd. nor ABS Solutions (UK) Ltd.

Liquidity and Capital Resources. On April 30, 2002, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate in behalf of the Company. Management believes that the Company has inadequate working capital to pursue any operations at this time, and the Company intends to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had not material change in cash or cash equivalents. There was no significant change in working capital during this quarter.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.

     (Not applicable)

Item 3. Defaults Upon Senior Securities.

     (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.

     (Not applicable)

Item 5. Other Information.

     (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

     No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b) Reports on Form 8-K

     None

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




Date:    July 10, 2001                      /s/ Joseph Camillo
                                            --------------------------------
                                                Joseph Camillo, President