Form 10KSB
period 2002-07-31
ASPHALT PAVING INTERNATIONAL INC
filed 2002-10-22
CIK 1069322

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2002

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

                              11800 28th Street N.
                              --------------------
            Address of Principal Executive Office (street and number)

                            St. Petersburg, FL 33716
                            ------------------------
                            City, State and Zip Code

                    Issuer's telephone number: (727) 592-0146

           Securities registered under Section 12(b) of the Act: None

          Securities to be registered under Section 12(g) of the Act:

                          Common Stock, par value $.001

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

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

         (Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,725,469 as of September 30, 2002. Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business of Issuer.

         We were incorporated in the state of Florida on January 14, 1998. We were formed for the purpose of design and manufacture of asphalt related equipment. Since we were not successful in achieving our goals, we are seeking the acquisition of an operating company. Our address is 11800 28th Street N., St. Petersburg, FL 33716 which is the new address.

Competition.

         We face competition from other companies in the industry, most of which are better established and better financed than we are. There is no assurance that we will be able to successfully compete with these companies.

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

Employees.

         We currently have no employees. Our president and director, Joseph Camillo will be responsible for implementing our proposed plan of operations and directing our operations.

ITEM 2. DESCRIPTION OF PROPERTY.

         We currently occupy a small portion of office space leased by an associate of our directors at 11800 28th Street N., St. Petersburg, FL 33716, without charge. There are no preliminary agreements or understandings regarding the office facility after the business opportunity is completed. Upon closure of a business opportunity, we plan to relocate to the office of our business opportunity.

ITEM 3. LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of us or owner of record or beneficial owner of more than 5.0% of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our security holders Company during the fourth quarter of the fiscal year which ended July 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Common Stock has been listed for trading in the over-the-counter market through the NASD OTC Electronic Bulletin Board under the symbol "ASPH" since January 24, 2001. However, to date, our common stock has not actively traded. Our securities are currently held of record by a total of approximately 103 persons.

         No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         We were organized under the laws of the State of Florida to engage in any lawful business. Our initial purpose was to design and manufacture of asphalt related equipment. We also had planned to compete in the asphalt paving business and to seek the acquisition of a paving and construction company. Our Management has unlimited discretion in determining the business activities in which the we may become engaged.

         We have generated no revenues from our operations and have been a development stage company since inception. Since we have not generated revenues and have never been in a profitable position, we operate with minimal overhead.

         On January 28, 2002, we entered into and Exchange Agreement with Advanced Banking Solutions, Ltd., an English company (ABSL), under which we were to issue 23,036,869 shares of such common stock in exchange for approximately 90% of ABSL's outstanding shares. At that same time (i) our controlling shareholder granted an option to four unrelated investors to purchase approximately 2.9 million of his sahres, and (ii) the controlling shareholder resigned as our director and named a designee of ABSL as his successor. ABSL was subsequently placed in administrative receivership in the UK. On March 6, 2002 ABS Solutions (UK) Ltd., a newly formed subsidiary of ours purchased the contract and physical assets of ABSL, together with a license to use its intellectual property pending closing of the transaction described in the following sentence, for approximately $28,000. We also contracted to buy that corporation's remaining assets including its intellectual property for approximately $1,129,000. The transaction was more fully described in the Company's report on Form 8-K filed on March 21, 2002. Due to a default by Advanced Banking Solutions, the Agreement with it was terminated and the transaction was reversed. At the present time, we claim no interest in either Advanced Banking Solutions Ltd. nor ABS Solutions (UK) Ltd.

Liquidity and Capital Resources.

         On July 31, 2002, we had no material cash or other assets with which to conduct operations. There can be no assurance that we will be able to complete our business plan and to exploit fully any business opportunity that management may be able to locate on our behalf. Company. Management believes that we have has inadequate working capital to pursue any operations at this time, and as such we intend to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. We do not intend to pay dividends in the foreseeable future. As of the end of the reporting period, we had not material change in cash or cash equivalents. There was no significant change in working capital during this quarter.

         We remain in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity.

Results of Operations.

         We have never had revenues from operations. The losses accumulated since inception were incurred for formation and reinstatement costs of the Company and operating expenses since formation. We do not expect costs of this nature, with the exception of the minimal operating expenses, to continue in the future, but there can be no assurance that similar expenses will not be incurred.

         In the next twelve months, we plan to seek out business opportunity candidates. To date, we have not undertaken any efforts to locate business opportunity candidates. We believe that this plan of operations can be conducted through the efforts of current management and will not require any additional funds. We anticipate that business opportunities will be available to us through the contacts of Joseph Camillo. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, and other instruments will be done by Joseph Camillo or under his direction. We plan to investigate, to the extent believed reasonable by us, such potential business opportunities. Due to our limited experience in business analysis, we may not discover or adequately evaluate adverse facts about a potential business opportunity.

         Inasmuch as we will have no funds available to us in our search for business opportunities, we will not be able to expend significant funds on a complete and exhaustive investigation of potential business opportunities. We anticipate that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these expenses, our present management has paid all charges to date with his personal funds as interest free loans to us. These loans are without repayment terms and are non-interest bearing demand promissory notes. However, the only opportunity we will have for repayment of these loans will be from consummation of a business opportunity. The repayment of any loans made to us Company will not impede, or be made conditional in any manner to, consummation of a business opportunity.

         Our present management has no future obligation to provide future loans to us. The failure of our management to provide loans in the future could prevent our plan to seek out business opportunities.

         We have no particular business opportunity in mind and have not entered into any negotiations regarding any business opportunity. None of our management, affiliates or any promoters have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of a business opportunity between us and such other company as of October 16, 2002. We will not restrict our search to any specific business, industry, or geographical location, and we may participate in a business opportunity of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business opportunity because we have no assets and limited financial resources.

         To date, we have not developed any criteria for the selection of business opportunities, and we may not develop such criteria in the future. We will seek to expand through consummation of a business opportunity which is not currently identified and which entails risks that you will not have a basis to evaluate. We may seek to expand our operations by acquiring companies in businesses that we believe will complement or enhance our business. We cannot assure you that we will be able to ultimately effect any business opportunity, successfully integrate any business into our operations or otherwise successfully develop our operations. We have not established any minimum criteria for any business opportunity, and our management may have complete discretion in determining the terms of any business opportunity. Consequently, there is no basis for you to evaluate the specific merits or risks of any potential business opportunity that we may undertake.

         In the future, we do not plan to develop criteria for the selection of potential business opportunities. As such, we anticipate that Joseph Camillo, our President will investigate, to the extent believed necessary by him, the business opportunity.

         Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the perceived benefits of a fully reporting public company. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors.

         Potentially, available business opportunities may arise in many different industries and at various stages of development, all of which make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We do not and will not have capital to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we can offer owners of business opportunity candidates the chance to acquire a controlling ownership interest in a publicly-held, registered company without incurring the cost and time required to become a fully reporting company or to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-Ks, 10-Ks or 10-KSBs, agreements and related reports and documents. The Exchange Act specifically requires that any business opportunity candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings required to comply with the Exchange Act. Nevertheless, we have not conducted market research and are not aware of statistical data, which would support the perceived benefits for the owners of a business opportunity.

         We believe that there is a demand by non-public corporations for shell corporations that are publicly-held registered companies. We believe that demand for shells has increased dramatically since the Securities and Exchange Commission imposed burdensome requirements on "blank check" companies pursuant to Regulation 419 of the Securities Act of 1933 (the "Act"). We believe that the foregoing regulation has substantially decreased, the number of "blank check" offerings filed with the Commission and, as a result, has stimulated an increased demand for shell corporations. We have made the foregoing assumption, but there is no assurance that the same is accurate or correct and accordingly, no assurance can be made that we will be successful in locating a business opportunity.

         Prior to making a decision regarding a business opportunity, we plan to request that we be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of present and required facilities; an analysis of risk and competitive conditions; and other information deemed relevant.

         Upon the consummation of a business opportunity, we anticipate that our present management and shareholders will no longer be in control of the Company. In addition, our Director may, as part of the terms of the acquisition transaction, sell his stock in the Company or resign and be replaced by new directors without a vote of our shareholders. We do not plan to raise any capital at the present time, by private placement, public offerings, pursuant to Regulation S promulgated under the Act, as amended, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a business opportunity.

         We anticipate that any securities issued as a result of our consummation of a business opportunity will be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of our transaction, we may agree to register all or a part of such securities immediately after the business opportunity is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a business opportunity and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance. The completion of any business opportunity may result in a significant issuance of shares and substantial dilution to our present stockholders.

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

ITEM 7.
See attached Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                        7

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name                            Age                Positions Held
----                            ---                --------------

Joseph Camillo                  56                President/Director

Pamela Wilkinson                43                Secretary/Director

         The directors named above will serve until the next annual meeting of the our stockholders. Thereafter, directors will be elected for one year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer. Our directors manage our affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

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

Pamela Wilkinson

Pamela Wilkinson had been one of our directors since June 10, 2002. She is also a director of RTG Ventures, Inc, International Paintball Manufacturing, Inc.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of July 30, 2002, there were 27,725,469 shares of our common stock, $.001 par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner (1) has sole voting and investment power with respect to the shares set forth opposite his name.

Title of Class    Beneficial Owner             Amount of     Nature of   Percent
                                               Ownership     of Class


Common            Joseph Camillo               23,036,869    Beneficial  83.09%
                  10125 West Colonial Drive
                  Suite 212
                  Ocoee, FL 34761


All officers and directors as a Group          23,036,869    Beneficial  83.09%

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

Asphalt Paving International, Inc.

Date: October 16, 2002



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Joseph Camillo              President/Director                 10/16/02
--------------------
Joseph Camillo


/s/ Pamela Wilkinson              Secretary/Director                10/16/02
---------------------
Pamela Wilkinson

                                 Certifications
                                 --------------

I, Joseph Camillo, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Asphalt Paving International, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Asphalt Paving International, Inc., as of, and for, the periods presented in this annual report.


Date:  October 16, 2002


/s/ Joseph Camillo
-------------------------
Joseph Camillo, President



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Asphalt Paving International, Inc. ("the Company")on Form 10-KSB for the year ended July 30, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Joseph Camillo , Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer and President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated:  October 16, 2002


/s/ Joseph Camillo
-------------------------
Joseph Camillo, President

                               TABLE OF CONTENTS


Independent Auditor's Report                                    F-2

Balance Sheet                                                   F-3

Statements of Operations                                        F-4

Statement of Changes in Stockholders' Equity                    F-5

Statements of Cash Flows                                        F-6

Notes to Financial Statements                                   F-7

INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Asphalt Paving International, Inc.


We have audited the balance sheet of Asphalt Paving International, Inc. as of July 31, 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for the and each of the years in the two year period ended July 31, 2002 and for the period from inception to July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position Asphalt Paving International, Inc. as of July 31, 2002 and the results of its operations and cash flows for each of the years in the two year period ended July 31, 2002 and for the period from inception to July 31, 2002, in conformity with generally accepted accounting principles.




                          James E. Scheifley & Associates, P.C.
                          Certified Public Accountants

Dillon, Colorado
September 3, 2002

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                     ASSETS
                     ------
                                                    July 31,
Current assets:                                       2002
                                                    --------

      Total current assets                          $     --
                                                    --------

Total assets                                        $     --
                                                    ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
 Accounts payable                                   $  1,050
                                                    --------
      Total current liabilities                        1,050


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 27,725,469 shares
  issued and outstanding                              27,726
 Additional paid in capital                           34,885
 Treasury stock, at cost                             (23,037)
 (Deficit) accumulated during
  development stage                                  (40,624)
                                                    --------
                                                      (1,050)
                                                    --------
                                                    $     --
                                                    ========

                 See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                       Years Ended July 31, 2002 and 2001
          and Period From Inception (January 14, 1998) to July 31, 2002

                                                  Year           Year         Period From
                                                 Ended          Ended         Inception To
                                                July 31,        July 31,        July 31,
                                                 2002            2001             2002

 Operating expenses:
   Office expenses and salary paid
    by affiliate                             $        900    $      5,800    $      8,250
   Professional fees                                1,950           2,500           7,400
   Consulting expense                                  --          16,541          16,541
   Organization expenses                               --              --           4,000
   Other costs and expenses                            --           4,421           4,433
                                                    2,850          29,262          40,624

(Loss) from operations and net (loss)        $     (2,850)   $    (29,262)   $    (40,624)


Per share information:
 Basic and diluted (loss) per common share   $         --    $         --    $         --

 Weighted average shares outstanding           15,982,035       4,238,600       7,135,644

                 See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
        For the Period From Inception (January 14, 1998) to July 31, 2002


                                                                    Additional    Accumulated
                                             Common       Stock       Paid-in    During Develop-  Treasury
               ACTIVITY                      Shares       Amount      Capital      ment Stage      Stock         Total
                                            ---------   ----------   ----------  --------------- ----------    ----------
Shares issued for services
  at inception at $.001 per share           4,000,000   $    4,000   $       --    $       --    $       --    $    4,000

Contribution of capital by
  major shareholder                                                         350                                       350

Net loss for the period ended
  July 31, 1998                                    --           --           --        (4,350)           --        (4,350)
                                           ----------   ----------   ----------    ----------    ----------    ----------

Balance July 31, 1998                       4,000,000        4,000          350        (4,350)           --            --

Common shares sold for cash:
  February 1999 at $.10                        77,600           78        7,682                                     7,760
  April 1999 at $.10                           51,500           51        5,099                                     5,150
  May 1999 at $.10                            109,500          110       10,840                                    10,950

Contribution of capital by
  major shareholder                                                         600                                       600

Net (loss) for the year
 ended July 31, 1999                               --           --           --          (612)           --          (612)
                                           ----------   ----------   ----------    ----------    ----------    ----------

Balance, July 31, 1999                      4,238,600        4,239       24,571        (4,962)           --        23,848

Contribution of capital by
  major shareholder                                                       3,250                                     3,250

Net (loss) for the year
 ended July 31, 2000                               --           --           --        (3,550)           --        (3,550)
                                           ----------   ----------   ----------    ----------    ----------    ----------

Balance, July 31, 2000                      4,238,600        4,239       27,821        (8,512)           --        23,548

Net (loss) for the year
 ended July 31, 2001                               --           --           --       (29,262)           --       (29,262)
                                           ----------   ----------   ----------    ----------    ----------    ----------

Balance, July 31, 2002                      4,238,600        4,239       27,821       (37,774)           --        (5,714)

Shares issued for merger, subsequently
 returned to trustee, at par value         23,036,869       23,037                                  (23,037)           --

Shares issued for services, at par value      450,000          450                                                    450

Contribution of capital by
  major shareholder                                                       7,064                                     7,064

Net (loss) for the year
 ended July 31, 2002                               --           --           --        (2,850)           --        (2,850)
                                           ----------   ----------   ----------    ----------    ----------    ----------

Balance, July 31, 2002                     27,725,469   $   27,726   $   34,885    $  (40,624)   $  (23,037)   $   (1,050)
                                           ==========   ==========   ==========    ==========    ==========    ==========

                See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                       Years Ended July 31, 2002 and 2001
          and Period From Inception (January 14, 1998) to July 31, 2002

                                                 Year       Year    Period From
                                                 Ended      Ended   Inception To
                                                July 31,   July 31,    July 31,
                                                  2002       2001        2002
                                               ---------   -------- ------------

Net income (loss)                              $ (2,850)   $(29,262)   $(40,624)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution      7,064          --      15,264
   Common stock issued for services                 450         450
   Increase (decrease) in due to affiliate       (5,874)      5,874          --
   Increase (decrease) in accounts payable        1,050          --       1,050
                                               --------    --------    --------
  Total adjustments                               2,690       5,874      16,764
                                               --------    --------    --------
  Net cash provided by (used in)
   operating activities                            (160)    (23,388)    (23,860)

Cash provided by financing activities:
  Sale of common stock for cash                      --          --      23,860
                                               --------    --------    --------
Net cash provided by financing activities            --          --      23,860
                                               --------    --------    --------

Increase (decrease) in cash                        (160)    (23,388)         --
Cash and cash equivalents,
 beginning of period                                160      23,548          --
                                               --------    --------    --------
Cash and cash equivalents,
 end of period                                 $     --    $    160    $     --
                                               ========    ========    ========

Supplemental cash flow information:
   Cash paid for interest                      $     --    $     --    $     --
   Cash paid for income taxes                  $     --    $     --    $     --


Asphalt Paving International, Inc.
Notes to Financial Statements
July 31, 2002


Note 1. Organization and Summary of Significant Accounting Policies.

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

Effect of Acounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS 141), which is required to be adopted for business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling of interest method of accounting.

Management believes that the adoption of SFAS No. 141 has had no impact on the Company for the year ended July 31, 2002.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142), which is required to be adopted for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS 142 during the first quarter of its 2002 fiscal year. SFAS 142 establishes accounting rules for recording goodwill and other intangible assets. It prohibits the amortization of goodwill and intangible assets that have an indefinite useful life. Such assets are required to be tested for impairment on an annual basis. Company plans to follow the requirements of SFAS 142 to account for any merger that it may enter into.

Management believes that the adoption of SFAS No. 142 has had no impact on the Company for the year ended July 31, 2002.

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

During the year ended July 31, 2002, an officer of the Company contributed an aggregate of $600 to the Company for management services. This amount has been accounted for as an advance from an affiliate. The balance due to the affiliate at July 31, 2002 amounted to $7,064 and has been forgiven by the affiliate as of that date. The forgiveness of the indebtedness has been accounted for as an addition to the paid in capital of the Company.

A consulting agreement dated January 25, 2002, was negotiated between Philip G. Cook and Asphalt Paving International, Inc, under which 450,000 common shares and warrants to purchase 2,800,000 common shares can be issued for services rendered. The consultant shall provide strategic business advice concerning management structure and organization, employment contracts and employee benefits, sales and marketing and business structures in the United States, United Kingdom, Singapore, the Philippines and Australia. In addition, the Consultant shall be available to consult with the Board of Directors, the officers and administrative staff of the Corporation at all reasonable times. During the year ended July 31, 2002, the 450,000 shares were issued to the consultant at par value. The agreement was terminated in connection with the reversal of the merger described below.

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

The Company currently has a net operating loss carryforward aggregating approximately $40,600 that expires $4,300 in 2018, $600 in 2019, $3,600 in 2020,
$29,300 in 2021 and $2,800 in 2022. The tax benefit of the loss, estimated to be approximately $6,100, has been fully reserved as its realization in future periods is not assured as it is more likely than not that future earnings will not be available to utilize the loss carryforward. The reserve increased by approximately $400 during the year ended July 31, 2002.

Note 4. Related Party Transactions.

The Company neither owns nor leases any real or personal property. Office services are provided without charge by an affiliate of the Company and certain expenses of the Company have been paid for by the affiliate. Such costs and the fair value of the services provided to the Company for the years ended July 31, 2002 and 2001 amounted to $2,850 and $5,874, respectively.

The expenses paid by the affiliate during the year ended July 31, 2002 and prior have been accounted for as capital contributions to the Company by the affiliate as the Company is not obligated to make repayment to the affiliate.

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