Form 10QSB
period 2002-10-31
ASPHALT PAVING INTERNATIONAL INC
filed 2002-12-10
CIK 1069322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the Quarter ended October 31, 2002

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

                              11800 28th Street N.
                               St. Petersburg, Fl
                    (Address of principal executive offices)

Registrant's Telephone number, including area code:(727) 592-0146

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.
Yes [ X ]                 No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 27,725,469 Shares of Common Stock ($.001 par value)

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes [   ]                  No [ X ]

                       Asphalt Paving International, Inc.

PART  I:         Financial Information

     ITEM  1  -  Financial statements

     ITEM  2  -  Management's' discussion and analysis of
                       financial condition and results of operations

PART  II:        Other Information

PART I -- Financial Information

ITEM 1.  Financial statements

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                    October 31,
                                                                       2002
                                                                       ----
                       ASSETS


Current assets:

      Total current assets                                           $   --
                                                                     --------

Total assets                                                         $   --
                                                                     ========

                STOCKHOLDERS' EQUITY
Current liabilities:

 Accounts payable                                                    $  2,300
                                                                     --------
      Total current liabilities                                         2,300


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 27,725,469 shares
  issued and outstanding                                               27,726
 Additional paid in capital                                            35,035
 Treasury stock, at cost                                              (23,037)
 (Deficit) accumulated during
  development stage                                                   (42,024)
                                                                     --------
                                                                       (2,300)
                                                                     --------
                                                                     $   --
                                                                     ========




                   See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                  Three Months Ended October 31, 2002 and 2001
        and Period From Inception (January 14, 1998) to October 31, 2002
                                   (Unaudited)

                                                                              Period From
                                                    Three Months Ended        Inception To
                                                October 31,    October 31,    October 31,
                                                   2002           2001           2002

 Operating expenses:
   Office expenses and salary contributed
    by corporate officer                     $        150    $        150    $      8,400
   Professional fees                                1,250           1,250           8,650
   Consulting fees                                   --              --            16,541
   Organization expenses                             --              --             4,000
   Bank charges                                      --              --             4,433
                                             ------------    ------------    ------------
                                                    1,400           1,400          42,024
                                             ------------    ------------    ------------

(Loss) from operations and net (loss)        $     (1,400)   $     (1,400)   $    (42,024)
                                             ============    ============    ============


Per share information:
 Basic and diluted (loss) per common share   $      (0.00)   $      (0.00)   $      (0.01)
                                             ============    ============    ============

 Weighted average shares outstanding           27,725,469       4,238,600       8,346,810
                                             ============    ============    ============


 See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                  Three Months Ended October 31, 2002 and 2001
        and Period From Inception (January 14, 1998) to October 31, 2002
                                   (Unaudited)

                                                                       Period From
                                                Three Months Ended     Inception To
                                               October 31, October 31, October 31,
                                                  2002        2001        2002


Net income (loss)                              $ (1,400)   $ (1,400)   $(42,024)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution        150        --        15,414
   Common stock issued for services                 450
   Increase (decrease) in due to affiliate         --           150        --
   Increase (decrease) in accounts payable        1,250       1,250       2,300
                                               --------    --------    --------
  Total adjustments                               1,400       1,400      18,164
                                               --------    --------    --------
  Net cash provided by (used in)
   operating activities                            --          --       (23,860)

Cash provided by financing activities:
  Sale of common stock for cash                    --          --        23,860
                                               --------    --------    --------
Net cash provided by financing activities          --          --        23,860
                                               --------    --------    --------

Increase (decrease) in cash                        --          --          --
Cash and cash equivalents,
 beginning of period                               --           160        --
                                               --------    --------    --------
Cash and cash equivalents,
 end of period                                 $   --      $    160    $   --
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended July 31, 2002.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the three months ended October 31, 2002, an officer of the Company contributed an aggregate of $150 to the Company for management services. This amount has been accounted for as a contribution of capital to the Company.

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

Liquidity and Capital Resources.

         On October 31, 2002, we had no material cash or other assets with which to conduct operations. There can be no assurance that we will be able to complete our business plan and to exploit fully any business opportunity that management may be able to locate on our behalf. Company. Management believes that we have has inadequate working capital to pursue any operations at this time, and as such we intend to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. We do not intend to pay dividends in the foreseeable future. As of the end of the reporting period, we had not material change in cash or cash equivalents. There was no significant change in working capital during this quarter.

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

         In the future, we do not plan to develop criteria for the selection of potential business opportunities. As such, we anticipate that Joseph Camillo, our President and sole Director will investigate, to the extent believed necessary by him, the business opportunity.

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


Date: December 6, 2002                    /s/ Joseph Camillo
                                          --------------------------------
                                          Joseph Camillo, President

                                 Certifications

I, Joseph Camillo, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Asphalt Paving International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Asphalt Paving International, Inc., as of, and for, the periods presented in this quarterly report.

Date: December 6, 2002


/s/ Joseph Camillo
President, Chief Executive Officer, Chief Financial Officer, and
Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asphalt Paving International, Inc. ("the Company")on Form 10-QSB for the period ended October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Joseph Camillo, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer and President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: December 6, 2002


/s/Joseph Camillo
President, Chief Executive Officer, Chief Financial Officer, and
Principal Accounting Officer