Form 10QSB
period 2003-01-31
ASPHALT PAVING INTERNATIONAL INC
filed 2003-03-13
CIK 1069322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the Quarter ended January 31, 2003

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



                                     ASSETS
                                     ------

                                                                     January 31,
Current assets:                                                         2003
                                                                    -----------

      Total current assets                                          $     --
                                                                    --------
Total assets                                                        $     --
                                                                    ========
                              STOCKHOLDERS' EQUITY
                              --------------------
Current liabilities:

 Accounts payable                                                   $  1,050
                                                                    --------
      Total current liabilities                                        1,050


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 27,725,469 shares
  issued and outstanding                                              27,726
 Additional paid in capital                                           36,785
 Treasury stock, at cost                                             (23,037)
 (Deficit) accumulated during
  development stage                                                  (42,524)
                                                                    --------
                                                                      (1,050)
                                                                    --------
                                                                    $     --
                                                                    ========


                 See accompanying notes to financial statements.

                       ASPHALT PAVING INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
           THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
        AND PERIOD FROM INCEPTION (JANUARY 14, 1998) TO JANUARY 31, 2003
                                   (UNAUDITED)

                                              THREE MONTHS     THREE MONTHS      SIX MONTHS      SIX MONTHS        INCEPTION
                                                  Ended            Ended            Ended          Ended               to
                                                January 31,      January 31,      January 31,    January 31,       January 31,
                                                   2003             2002             2003            2002             2003
                                               (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                               -----------      -----------      -----------      -----------      -----------
 OPERATING EXPENSES                            $       500      $       500      $     1,900      $     1,900      $    42,524
                                               -----------      -----------      -----------      -----------      -----------
(Loss from operations) and net (loss)          $      (500)     $      (500)     $    (1,900)     $    (1,900)     $   (42,524)
                                               ===========      ===========      ===========      ===========      ===========


PER SHARE INFORMATION:
 BASIC AND DILUTED (LOSS) PER COMMON SHARE     $     (0.00)     $     (0.00)     $     (0.00)     $     (0.00)     $     (0.01)
                                               ===========      ===========      ===========      ===========      ===========
 Weighted average shares outstanding             4,233,600        4,233,600        4,233,600        4,233,600        4,204,098
                                               ===========      ===========      ===========      ===========      ===========



                 See accompanying notes to financial statements.

                       ASPHALT PAVING INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                Six Months Ended
                          January 31, 2003 and 2002 AND
                         PERIOD FROM INCEPTION (JANUARY
                          14, 1998) TO JANUARY 31, 2003
                                   (UNAUDITED)

                                                                            Period From
                                                  Three Months Ended        Inception To
                                                January 31,    January 31,   January 31,
                                                   2003          2002           2003
                                                 --------      --------      --------

NET INCOME (LOSS)                                $ (1,900)     $ (1,900)     $(42,524)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution        1,900            --        17,164
   Common stock issued for services                   450
   Increase (decrease) in due to affiliate             --           140            --
   Increase (decrease) in accounts payable             --         1,600         1,050
                                                 --------      --------      --------
  Total adjustments                                 1,900         1,740        18,664
                                                 --------      --------      --------
  Net cash provided by (used in)
   operating activities                                --          (160)      (23,860)

Cash provided by financing activities:
  Sale of common stock for cash                        --            --        23,860
                                                 --------      --------      --------
Net cash provided by financing activities              --            --        23,860
                                                 --------      --------      --------
Increase (decrease) in cash                            --          (160)           --
Cash and cash equivalents,
 beginning of period                                   --           160            --
Cash and cash equivalents,                             --            --            --
 end of period                                   $     --      $     --      $     --
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

During the six months ended January 31, 2003, an officer of the Company contributed an aggregate of $300 to the Company for management services. Additionally, the officer paid an aggregate of $1,600 of expenses in behalf of the Company. These amounts have been accounted for as contributions of capital to the Company.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property's subject.

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

         We have generated no revenues from our operations and have been development stage company since inception. Since we have not generated revenues and have never been in a profitable position, we operate with minimal overhead.

         The Company had no operations for the quarter ended January 31, 2003.

Liquidity and Capital Resources.

         On January 31, 2003, we had no material cash or other assets with which to conduct operations. There can be no assurance that we will be able to complete our business plan and to exploit fully any business opportunity that management may be able to locate on our behalf. Company. Management believes that we have has inadequate working capital to pursue any operations at this time, and as such we intend to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. We do not intend to pay dividends in the foreseeable future. As of the end of the reporting period, we had not material change in cash or cash equivalents. There was no significant change in working capital during this quarter.

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

         We have no particular business opportunity in mind and have not entered into any negotiations regarding any business opportunity. None of our management, affiliates or any promoters have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of a business opportunity between us and such other company as of January 31, 2003. We will not restrict our search to any specific business, industry, or geographical location, and we may participate in a business opportunity of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business opportunity because we have no assets and limited financial resources.

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

         We believe that there is a demand by non-public corporations for shell corporations that are publicly-held registered companies. We believe that demand for shells has increased dramatically since the Securities and Exchange Commission imposed burdensome requirements on "blank check" companies pursuant to Regulation419 of the Securities Act of 1933 (the "Act"). We believe that the foregoing regulation has substantially decreased, the number of "blank check" offerings filed with the Commission and, as a result, has stimulated an increased demand for shell corporations. We have made the foregoing assumption, but there is no assurance that the same is accurate or correct and accordingly, no assurance can be made that we will be successful in locating a business opportunity.

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

         We anticipate that any securities issued as a result of our consummation of business opportunity will be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of our transaction, we may agree to register all or a part of such securities immediately after the business opportunity is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a business opportunity and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance. The completion of any business opportunity may result in a significant issuance of shares and substantial dilution to our present stockholders.

Item 3. Defaults Upon Senior Securities.

     (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.

     (Not applicable)

Item 5. Other Information.

     (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

     No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b) Reports on Form 8-K

    None

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Asphalt Paving International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Asphalt Paving International, Inc.


Date: March 12, 2003             By: /s/ Joseph Camillo
                                 -------------------------------------
                                 Joseph Camillo
                                 President, Chief Executive Officer,
                                 Chief Financial Officer, and
                                 Principal Accounting Officer

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

Date: March 12, 2003


/s/ Joseph Camillo
President, Chief Executive Officer, Chief Financial Officer, and
Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asphalt Paving International, Inc. ("the Company") on Form 10-QSB for the period ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Joseph Camillo, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer and President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: March 12, 2003


/s/Joseph Camillo
President, Chief Executive Officer, Chief Financial Officer, and
Principal Accounting Officer