Form 10QSB
period 2003-04-30
ASPHALT PAVING INTERNATIONAL INC
filed 2003-06-02
CIK 1069322

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

                      For the Quarter ended April 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 28,149,328 Shares of Common Stock ($.001 par value)

Transitional Small Business Disclosure Format (check one):
Yes [ ]     No [X]

                       Asphalt Paving International, Inc.

PART I:          Financial Information

     ITEM  1  -  Financial statements

     ITEM  2  -  Management's' discussion and analysis of
                 financial condition and results of operations

PART II:         Other Information

PART I - Financial Information

Item 1. Financial Statements


                         Asphalt paving international, inc.
                           (A Development Stage Company)
                                   Balance Sheet
                                    (Unaudited)

                      ASSETS
                      ------
                                                April 30,
Current assets:                                   2003
                                                --------
      Total current assets                      $     --

Total assets                                    $     --
                                                ========

               STOCKHOLDERS' EQUITY
               --------------------

Current liabilities:

 Accounts payable                               $  1,050
                                                --------
      Total current liabilities                    1,050


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 28,149,328
  shares issued and outstanding                   28,149
 Additional paid in capital                       38,362
 (Deficit) accumulated during
  development stage                              (67,561)
                                                --------
                                                  (1,050)
                                                --------
                                                $     --
                                                ========


                  See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Operations
           Three Months and Nine Months Ended April 30, 2003 and 2002
         and Period From Inception (January 14, 1998) to April 30, 2003
                                   (Unaudited)


                                                 Three Months  Three Months   Nine Months   Nine Months     Inception
                                                    Ended          Ended         Ended         Ended           to
                                                  April 30,      April 30,     April 30,     April 30,      April 30,
                                                     2003          2002          2003           2002          2003
                                                 -----------    -----------   -----------   -----------    -----------
                                                 (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
Operating expenses                               $    25,037    $    6,615     $  26,937     $   23,808    $   67,561
                                                 -----------    ----------     ---------     ----------    ----------
(Loss from operations) and net (loss)            $   (25,037)   $   (6,615)    $ (26,937)    $  (23,808)   $  (67,561)
                                                 ===========    ==========     =========     ==========    ==========


Per share information:
 Basic and diluted (loss) per common share       $     (0.00)   $    (0.00)    $   (0.00)    $    (0.01)   $    (0.01)
                                                 ===========    ==========     =========     ==========    ==========

 Weighted average shares outstanding              20,020,373     4,238,600     9,499,191      4,238,600     5,036,534
                                                 ===========    ==========     =========     ==========    ==========

                  See accompanying notes to financial statements.

                       Asphalt Paving International, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                    Nine Months Ended April 30, 2003 and 2002
         and Period From Inception (January 14, 1998) to April 30, 2003
                                   (Unaudited)

                                                                               Period From
                                                     Nine Months Ended        Inception To
                                                  April 30,     April 30,       April 30,
                                                    2003           2002           2003
                                                  --------       --------       --------
Net income (loss)                                 $(26,937)      $(23,808)      $(67,561)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution         2,400            450         17,664
   Common stock issued for services                 24,537         24,987
   Increase (decrease) in due to affiliate              --             --             --
   Increase (decrease) in accounts payable              --             --          1,050
                                                  --------       --------       --------
  Total adjustments                                 26,937            450         43,701
                                                  --------       --------       --------
  Net cash provided by (used in)
   operating activities                                 --        (23,358)       (23,860)

Cash provided by financing activities:

  Sale of common stock for cash                         --             --         23,860
                                                  --------       --------       --------
Net cash provided by financing activities               --             --         23,860
                                                  --------       --------       --------

Increase (decrease) in cash                             --        (23,358)            --
Cash and cash equivalents,
 beginning of period                                    --         23,548             --
                                                  --------       --------       --------
Cash and cash equivalents,
 end of period                                    $     --       $    190       $     --
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

During the nine months ended April 30, 2003, an officer of the Company contributed an aggregate of $450 to the Company for management services. Additionally, the officer paid an aggregate of $1,950 of expenses in behalf of the Company. These amounts have been accounted for as contributions of capital to the Company. During the quarter ended April 30, 2003, the Company issued 1,500,000 shares of restricted common stock to two unrelated parties and a related entity for services provided to the Company. The shares were issued at par value. Additionally, the Company issued 23,036,869 of shares held in its treasury to an officer for services. The shares were valued at par value. During February 2003, the Company's principal shareholder returned an aggregate of 1,076,141 shares of common stock to the company treasury for cancellation, with no cost to the company.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         We were organized under the laws of the State of Florida to engage in any lawful business. Our initial purpose was to design and manufacture of asphalt related equipment. We also had planned to compete in the asphalt paving business and to seek the acquisition of a paving and construction company. Our Management has unlimited discretion in determining the business activities in which we may become engaged.

         We have generated no revenues from our operations and have been a development stage company since inception. Since we have not generated revenues and have never been in a profitable position, we operate with minimal overhead.

         The Company had no operations for the quarter ended April 30, 2003.

Liquidity and Capital Resources.

         On April 30, 2003, we had no material cash or other assets with which to conduct operations.

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

         In May 2003, we entered into a Agreement and Plan of Merger and Share Exchange with Mobile Reach Technologies, Inc., a privately-held North Carolina corporation and its shareholders. Pursuant to that Agreement, we intend to re-domicile the Company in the state of Delaware and then acquire all the issued and outstanding stock of Mobile Reach Technologies, Inc. At the present time, both companies are conducting due diligence and no official closing date has been set. There is no assurance, however, that we will acquire Mobile Reach Technologies, Inc.

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


Date: June 2, 2003                        /s/ Joseph Camillo
                                          --------------------------------
                                          Joseph Camillo, President

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

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 2, 2003


/s/ Joseph Camillo
------------------
President, Chief Executive Officer, Chief Financial Officer, and
Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asphalt Paving International, Inc. ("the Company")on Form 10-QSB for the period ended April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Joseph Camillo, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer and President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: June 2, 2003


/s/Joseph Camillo
-----------------
President, Chief Executive Officer, Chief Financial Officer, and
Principal Accounting Officer