Form 10KSB
period 2003-07-31
MOBILE REACH INTERNATIONAL INC
filed 2003-10-30
CIK 1069322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

MOBILE REACH INTERNATIONAL, INC.

(Name of small business issuer in its charter)

DELAWARE	20-0121007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

8000 REGENCY PARKWAY, SUITE 430, CARY, NORTH CAROLINA	27511
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (919) 469-6997

Securities registered under Section 12(b) of the Exchange Act:

Title of each Class	Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001
(Title and Class)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 1, 2003 was $ 5,080,321.44

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

24,404,506 Shares Common Stock, par value $0.0001 were outstanding as of October 27, 2003.

Part I

Item 1. Description of Business.

Company History

Mobile Reach International, Inc. (the “Company”) was incorporated in the State of Delaware in July 2003. At the time of incorporation, the Company was a wholly-owned subsidiary of Asphalt Paving International, Inc. (“API”), a company incorporated in the State of Florida in January 1998. API’s shares were publicly traded, but API conducted no active business.

Immediately following the incorporation of the Company, API merged into the Company and the shareholders of API owned all the stock of the Company. As a result of the merger, the Company was the surviving corporation in the merger, the state of incorporation of the corporate entity owned by API’s shareholders was changed to Delaware and the Company’s shares became publicly traded on the Over-the-Counter Bulletin Board.

Immediately after the merger with API, the Company acquired all the shares of Mobile Reach Technologies, Inc. (“MRT”), a North Carolina corporation, in a share exchange with all the shareholders of MRT. As a result of the share exchange, MRT became a wholly owned subsidiary of the Company.

The Company conducts all its business through its subsidiary, Mobile Reach Technologies, Inc. (MRT). The Company and MRT are also hereafter collectively referred to as the Company or Mobile Reach or the Registrant.

MRT, which was incorporated in North Carolina in July 2000, continues to conduct the business conducted prior to the share exchange. MRT has developed and sold mobile technology and services for information systems and communications networks. In late 2000, MRT acquired its wholly-owned subsidiary, Mobile Reach Technologies, GmbH (“MRT-GERMANY”), which is located in Germany, to market the Company’s products and services to the European market. The Company will continue to conduct business through MRT and MRT-Germany.

General

The Company sells its software products and services to clients who desire to increase the efficiency by which their employees access, utilize and exchange data using mobile networks. Our solutions are not dependent upon any single product or system. Currently, most mobile network hardware falls into one of two categories. Some networks serve mobile devices that are always on and are always connected to the network. Other networks serve mobile devices that are connected to the network only when users desire to access or input information. We believe most companies could be best served by having networks that serve both mobile users whose devices are always on and other devices that are occasionally connected computers (OCC). Over time, the Company expects equipment manufacturers will begin introducing networks that serve both types of users on the same network. We anticipate the market will move toward standardized networks. By being ahead of this trend, the Company believes its platform and adaptable online-offline connection features will result in increased sales.

The Company began selling products and services in mid 2000 as a mobile solution provider under the name Mobile Reach Technologies, Inc. Our products and services were based on one of the leading enterprise platforms, called Remedy, a Service Management solution. Since that time, the Company has established offices in the United States and Germany. Today, Mobile Reach has expanded its goals beyond Remedy-based enterprise platforms. Our expanded business model is to deliver the products and services customers require to deploy enterprise-wide solutions to their businesses.

Customer Needs and Solutions

Although many industries can benefit from efficient mobile networks, we intend to initially focus our efforts within the industries we believe are likely to reap the highest returns on investment by deploying efficient mobile solutions.

We believe these industries include: pharmaceutical and healthcare, transportation and logistics, financial services, utilities and energy, sales force automation (SFA) and field services.

What problems do we help our customers solve? Most customers have invested substantial amounts in enterprise application software, from providers such as Seibel, SAP, Oracle and Remedy. Enterprise applications software usually resides on servers that are designed to allow access to a network only from desktop computers, not from hand held mobile units of employees, vendors and partners. Simply put, we assist customers to expand access to existing and future enterprise applications software from desktops to mobile devices, utilizing our processes and technologies.

We believe our software tools allow us to efficiently solve many of the mobility problems of our clients and constitute one of our primary competitive advantages. We also believe that customers are no longer willing to just buy cool technology. Customers will invest in technology only if they believe the investment will help them solve critical business processes. Consequently, our strategy combines our mobile technologies with consulting services that assist customers to identify their business problems, develop solutions and then deploy mobile solutions that are integral parts of their everyday business process. By focusing our products and services solely around mobility, we seek to position the Company to become a mobile solutions leader.

Professional Services

A key component of our business strategy is to provide professional services based on industry recognized best practices that enable our customers to understand mobility solutions, define solutions that achieve specific goals that will work for their business, and then successfully develop and implement solutions. Mobile Reach plans to meet these objectives by providing the following services:

•	Mobile Strategy Development and Assessment

•	Mobile Systems Development and Integration

•	Operational Support and Applications Management

Mobile Strategy Development and Assessment.

Our Mobile Strategy Assessment assists customers to develop mobile strategies that fit their business needs. The Mobile Strategy Assessment services provide customers with an impartial evaluation of how successfully their current mobile strategy will support their business needs, as well as how to implement and support the strategy.

These two services are valuable to our customers, because many aspects of mobile technologies are in the formative stage. Consequently, many customers may not understand the impact of one decision verses another.

The goal of the Mobility Assessment is to assist companies in increasing their sophistication around the mobilization of their workforce. Through our solution we will assist companies in the improvement of their entire focus surrounding mobility. Mobile Reach will provide the guidance and tools in helping companies decide, where they are on our Mobility Maturity Model, where they want to be and how to get there. Organizations will not go from a Wired to an Advanced level overnight in terms of their maturity, but with the expertise in mobility that we have, Mobile Reach will develop for you the optimal mobility strategy.

Our Mobile Assessment will help you identify the core business applications which will empower your mobile workforce to efficiently and effectively access data from across the entire enterprise. In addition we also help your company understand the risks that are introduced by a wireless or mobile infrastructure and how to effectively manage those risks. Our goal is to help an organization answer the questions of “what data and information do I need” .

Mobile Systems Development and Integration.

This service offering addresses three major success factors of any mobile strategy: is there an application system to support the strategy; does it work efficiently; and does fit into my existing computer environment.

By utilizing, a structure approach to application systems development and integration based on clearly understood business processes Mobile Reach can provide our customers with solutions that meet these success factors.

Additionally, it is through our use of experienced system development teams consisting of project managers, business analyst, technical architects, programmers, quality assurance specialist, as well as hardware and network specialist that we can achieve successful implementations that met our customers’ needs.

Operational Support and Applications Maintenance.

This service offering provides customers who have a desire for ongoing support services with a team of professionals who are knowledgeable in how and why the solution was developed in a specific manner and what business needs it is addressing. These services include professional who can provide the day-to-day operational support, monitoring, and problem resolution. Additionally, we have professional development teams to define and develop additional system functionally to the base application as business requirements are identified.

In summary, our service offerings are designed to provide our customers with mobile solutions that meet the their business needs, provide the expected return on investment, functional reliably in a real world environment, and are economically supportable on an ongoing basis.

Software Products

MRT offers a number of software products in two broad categories:

•	Vertical Applications are targeted to specific business processes for mobile workers who need immediate access to accurate data. Our Vertical Applications are branded as Harmony™.

•	Platform Software is a collection of software products that both allow mobile devices to reach existing enterprise applications and allow rapid development of mobile forms-based applications on mobile devices. Our Platform Software is banded as Splitware™.

Vertical Applications

The Company currently sells two Vertical Application Suites:

•	Harmony Suite for Healthcare

•	Harmony Suite for Remedy ARS

Harmony Suite for Healthcare

The Harmony Suite for Healthcare is a set of mobile applications designed to present medical caregivers with the information necessary to deliver excellent care in each of many patient encounters.

Caregivers make decisions every hour about the diagnosis, treatment and on-going therapy for patients. At each decision point, the quality and timeliness of the information about that patient influences the quality of patient care decisions, the success of treatment and the efficiency of physicians and other caregivers.

The Harmony Suite for Healthcare has been deployed to enhance the timeliness and quality of information available to caregivers at the point of care and thus to improve patient care. Currently, Duke University Health System is running HealthReach in several areas, including emergency and cardiac care.

Harmony Suite for Remedy ARS

The Harmony Suite for Remedy ARS - provides significant productivity increases to customer organizations via a suite of mobile applications tied to back-office systems of Remedy-based enterprise platforms. Existing ARS (Action Request System) based business processes are quickly mobilized via the “plug & play” applications listed below. The Harmony Suite for Remedy ARS has four modules that can be customized to the customer’s business needs, HelpReach, ChangeReach, AssetReach and ServicePulse.

•	HelpReach™ integrates tightly with Remedy HelpDesk to bring incident management and problem management directly to mobile technicians. HelpReach runs a full featured HelpDesk in whether it is connected to your back-office ARS system or not. The unconnected capability frees your IT Technicians to work efficiently right at the Point of Action.

•	ChangeReach™ provides the ability to track change requests through stages of review, authorization, and implementation from a mobile PocketPC device. Thus, ChangeReach allows for more efficient and prompt handling of change management procedures, minimizing the impact of change-related incidents upon service quality.

•	AssetReach™ works hand-in-hand with your Remedy Asset Management system to give the mobile workforce access to up-to-the-moment IT configuration information. AssetReach supports barcode scanning and incorporates end-user features that cater to the workflow of a warehouse technician or mobile asset manager.

•	ServicePulse™ provides the ability to analyze and react to service data in real-time. ServicePulse is a powerful application in the Mobile Reach Suite for Remedy ARS that provides wireless real-time results tracking, giving managers the ability to monitor and react to service indicators without being shackled to a desk.

Platform

Splitware™ – is a scaleable mobile middleware platform we are developing that will reside within the enterprise networks of our customers. It provides seamless connectivity from back office systems to simultaneous mobile users and devices.

We have designed our Splitware™ software to be compatible with legacy, CRM (Customer Relationship Management) and ERP (Enterprise Resource Planning) systems. This allows Mobile Reach to partner, develop and integrate its proprietary applications with leading enterprise systems, including Oracle, SAP, PeopleSoft, Siebel and Remedy, as well as customer-built back-office databases.

Currently, the Company has an agreement with Remedy Corporation to market and integrate our mobile platforms with the Remedy Action Request System. The Company’s management team is beginning conversations with other enterprise companies, such as SAP, Siebel and Oracle, but has no agreement with such companies.

Splitware’s modular design enables IT professionals to plug-in a stand-alone application or several scalable applications all at once or over an extended period of time. Its permission based access panel allows administrators to increase access to any or all-mobile users within minutes.

Splitware™ is compatible with Microsoft’s open COM+ architecture and has been designed to leverage Microsoft’s .NET initiative for providing secure mobile data solutions to enterprises and is currently in use with high security applications. Splitware™ consists of several component capabilities that Mobile Reach packages for individual customer installations based on the specific customer requirements. The component capabilities are all branded with the “Split” name and include the following:

•	Server - allows the user to interface to a variety of data sources (for example, Oracle, Sybase, Remedy and SAP).

•	Cache - provides data synchronization between mobile devices and network servers.

•	Forms - is a tool that provides a simple way to build a mobile applications – this tool provides Mobile Reach with a great competitive advantage in delivery of production grade mobile applications.

•	Alert - provides a mechanism for urgent notification of individuals in the mobile workforce.

•	Scan - provides bar code scanner integration into mobile applications.

•	Workflow - provides the capability to move information from individual to individual within the mobile workforce.

•	Chart - provides the capability for data charts and data graphs to display complex information in an understandable format.

•	Security - provides the capabilities for both user authentication (via advanced password functionality) and privacy of data (via advanced encryption functionality).

For each of the listed capabilities, Mobile Reach has enhanced each capability based on market actual sales and customer requests. This allows Mobile Reach to constantly keep its products relevant and competitive.

Third Party Products

As part of its core value proposition, the Company intends to first utilize its internal systems and technology. Under certain circumstances, however, the Company will seek third party solutions and or equipment manufactures to bundle a complete solution. Third party solutions may include security applications, as well as licenses for operating systems that enable the Company’s offering to be compatible and fully compliant with customer systems.

Marketing

To reach its customers, Mobile Reach has identified three (3) separate channels:

Direct. Mobile Reach will us our own sales force to market and sell its products. Mobile Reach’s Sales and Marketing teams are combined to respond rapidly to the market and customer needs. Each niche market, such as healthcare (and within healthcare, markets such as hospitals and pharmacies), requires teams to fully assess and meet its unique needs. The Company believes having the most experienced sales reps and sales engineers entrenched in specific niche markets, rather than broader industries, will lead to sales successes.

‘VARs’, Mobile Reach will enter into agreements with ‘value added resellers’ to market the Company’s products as part of their own solutions packages. VARs will receive a discounted price from the Company for each license.

‘OEM’ arrangements (“Original Equipment Manufacturers”). We will seek out established integrators to license one of the Company’s products either on a limited basis or a full proprietary basis. The integrator will essentially “license” the particular technology from the Company on an exclusive basis for the purposes of integration. The Company will seek a volume based per user fee from OEMs.

We anticipate most of our revenue will initially be derived from direct sales and sales through VARs. We do not expect OEM (Original Equipment Manufacturers) sales until our products become wildly accepted and established in the market. We will, however, seek OEM opportunities as they arise.

We intend to initially rely primarily on direct sales to sell both our services and our software. We intend to expand and recruit a sales force that is segmented into product specialties and not generalists. Successfully delivering our services will require people who understand the customer’s industry and daily processes.

Competitive Factors

The Company competes in the Mobile Middleware Market. Middleware includes software that enables back office systems and mobile devices to communicate with one another. We believe the following factors will be essential to our successfully competing in this market:

Market Vision. We believe there are several key sectors in which Mobile Middleware is projected to grow exponentially. Consequently, the Company has already identified, researched and tested these industry-specific applications. We believe this will assist us to achieve our long-term vision of becoming a mobile delivery platform capable of being used across multiple products and systems. We intend to try to protect specific mobility processes of our software by filing process and delivery patents to maintain our market position.

Technology. The Company has developed extensive trade secret processes and intellectual property. We intend to continue to develop new products and to improve existing products, such as our upcoming application compatibility and intelligent tools-sets features. We believe developing new technologies and combining technologies with our unique customizable approach to providing mobility solutions will be key features in competing in the emerging mobile middleware sector.

Strategic Relationships. The Company has identified and secured numerous relationships with channel, solution and technology companies. We believe these relationships will enable (i) our branded software products to power the products of other companies; (ii) our product and services to be a part of turn-key solutions; and (iii) our technology to be ahead of the curve with regard to enterprise-grade mobility products.

Focus. Our core technology initially targeted one of the leading enterprise platforms, called Remedy. In the future, we will try to leverage our experience with Remedy to work with several other industry platforms, such as Oracle, Siebel, SAP and PeopleSoft. By leveraging proven tool-sets from these larger enterprise vendors, we believe we will be able to rollout specific; much needed mobile solutions to customer enterprises. We believe customers are ready to accept a scaleable mobile solution that harnesses the power of existing back office systems for which our potential customers have already spent millions of dollars.

Product Differentiation. We believe our competitive advantages that distinguish our products from other vendors are:

Scalability. The Company’s software works for customers of all sizes, whether small organizations with a limited number of users or large organizations with thousands of users in multiple locations.

Compatibility. Customers can maintain control over their own proprietary information and/or applications during set-up. They have the option to include groups, back office functions, or time sensitive materials by the click of a mouse. Competing products often require customers to collect data offsite during development. Our software allows customers to continually customize their own mobile suite, using our powerful import tools.

Customization. The Company’s Mobile Enterprise Development Kit allows Mobile Reach and its partners to quickly respond to client demands to move specific information of the customer through its network to and from mobile devices.

Precision. Mobile Reach’s development emulator allows enterprises, partners and companies alike to test and introduce new mobile devices and changing wireless technologies into and within the mobile network.

Business Strategy

Customers seek solutions that can be used with multiple products and systems to better meet their growing needs. There can be no assurance, however, that the larger Enterprise Resource Planning (ERP) and Custom Relationship

Management (CRM) companies will allow or support this much needed change. Proprietary based technologies often try to hide, elude or disassociate themselves from standardization.

The Company intends to become one of the first mobility solutions companies with a software platform that works with multiple products and systems.

One example of this collaborative approach is Siebel’s Systems - Universal Application Network (UAN). Siebel has opened its architecture platform to encourage vertical integration by other companies. We believe open architecture will provide Siebel with competitive advantages in the mobile market. We intend to seek a strategic partnership with Siebel to develop applications within Siebel’s Universal Application Network for devices, such as Java phones, as well as other specialty devices that will emerge in the marketplace, both on an enterprise and consumer levels.

Our strategy is based on the following general assumptions about the mobile industry:

(i)	Other e-business enterprise software vendors will adopt the same principals Siebel has adopted.

(ii)	Wireless networks will advance at the rates projected by industry analysts.

(iii)	Large customers will be inclined to select a platform that works with multiple products and systems, as research indicates from Gartner, Aberdeen and ITC.

(iv)	We will be able to gain sales by heavily marketing to specific niche markets, such as Healthcare.

Sales

Mobile Reach’s mission is to become the dominant provider of products and services that enable mobile workers to enter and access to information when they need it. To accomplish this mission, we intend to listen to prospects, customers, applications software companies, hardware companies, and value added resellers to identify their key needs, develop products and services to address their needs and then communicate the value proposition our products and services offer.

We will primarily focus our sales efforts on industries that have a high number of mobile workers that need to enter and access information to function effectively. We believe the following industries will benefit most from our products and services and they can receive a return on investment in a short amount of time: Pharmaceutical and Healthcare, Transportation and Logistics, Financial Services, Utility and Energy, Sales Force Automation (SFA) and field services.

Mobile Reach is transitioning from a pure product sales structure to a sales structure based on a complete offering of mobile products, solutions and services. The core components of the structure will include the following:

Business Development. Our business development organization will prospect, identify, qualify, and possibly close certain opportunities.

Account Managers. Each territory-based account manager will primarily focus on new customers in the manager’s regions.

Strategic Account Managers. Each strategic account manager will proactively manage 10-15 specific strategic accounts.

Channel Managers. Channel managers will be responsible for improving our channel relationships and driving leads and revenue through our channel partners.

Intellectual Property

The Company has prepared two provisional patent applications for submittal, encompassing the bulk of the Company’s core technology processes. These applications have not yet been filed. Mobile Reach expects to file these applications soon and to file additional applications as the Company continues to develop proprietary technologies and processes behind them. There can be no assurance any patents will be granted as a result of our applications, or if granted that they will provide us with significant competitive advantages.

We have not registered any trademarks used with our products nor any of our copyrights. We rely on our common law rights to our trademarks and on the laws relating to trade secrets and proprietary know-how for protection of our copyrights. Our practice is to require each of our key employees, consultants and advisors to execute a confidentiality agreement. These agreements generally provide that the individuals must keep confidential and not disclose to other parties any confidential information developed or learned by the individuals during the course of their relationship with us except in limited circumstances. These agreements also generally provide that we own all copyrights and inventions conceived or developed by the individuals in the course of rendering services to us.

Employees

The Company has 18 employees. Of these, seven are in technology development, three are mobility strategy consultants, four are in sales and marketing and four are management and administrative. The Company owes its employees approximately $114,000 of accrued salary. Raising capital and generating revenue to pay accrued salary and future salaries of current and future employees will be a necessary to retain and recruit the personnel the Company requires to achieve its goals.

Item 2. Description of Property.

The Company owns no real property. The Company is currently leasing 3500 square feet of office space at Regency Park, located specifically at 8000 Regency Parkway Suite 430, Cary, NC 25711. Additionally, the Company is in the progress of relocating the company headquarters within the same building to suite 660, for a total of over 12,000 Square feet, on or around November 1, 2003, so the company can execute against its business plan, hire additional employees and better service its customers.

Item 3. Legal Proceedings.

On August 27, 2003, Aquent Partners, Inc. filed a complaint against the Company seeking damages for payment of $115,412.75 pursuant to a promissory note entered into by MRT.

The Company has received a demand letter from counsel for a former employee of MRT requesting payment for services rendered by this former employee to MRT. This matter is the subject of pending settlement negotiations and the amount of liability has not been settled.

The Company has also received a demand letter from the Administrative Receivers for Advance Banking Solutions Limited, a United Kingdom company, for claims by Advanced Banking Solutions against Asphalt Paving International, Inc. (“API”), which claims were transferred to the Company when API merged into the Company and are for certain license fees alleged to be owed by API in the amount of 65,000 (UK pounds), plus interest. With respect to the claim by Advance Banking Solutions Limited, the Company has an indemnification agreement with certain shareholders of API and has placed shares in escrow with the attorney for API to cover any liability of the Company with respect to these claims.

Item 4. Submission of Matters to Vote of Security Holders.

(a)	The stockholders of Asphalt Paving International, Inc. and the Company approved the merger of Asphalt into the Company by written consents dated July 28, 2003 and July 30, 2003. The majority of the Asphalt common stock holders signed such written consents. Holders of all the shares of Common Stock of the Company signed such written consents.

(b)	By written consent dated July 25, 2003, the shareholders of the Company approved the Company’s 2003 Equity Compensation Plan.

PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

Market Information

Our Common Stock is quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers. Our shares are listed under the symbol “MBRI” since August 6, 2003. Prior to that date, the Common Stock of our predecessor, Asphalt, traded under the symbol “API.”

The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share of the our Common Stock as reported on the NASD Over-the-Counter Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2003		2002

Quarter Ended	High	Low	High	Low

July 31	1.01	.48	.30	.10
April 30.25		.13	.20	,09
January 31.40		.11	.36	.25
October 31	N/A	N/A	.45	.17
Period August 1, 2003	.85	.21	N/A	N/A
through	8/8/03	10/1/03
October 20, 2003

On October 15, 2003, the closing bid price for our common stock was $ .50.

There are approximately one hundred eighteen (118) record holders of common equity.

There are warrants outstanding to purchase 854,441 shares of common stock.

We have outstanding 24,404,586 shares of our common stock. Of these shares, 5,112,461 shares will be freely tradable without restriction under the Securities Act, unless held by our “affiliates” as that term is defined in Rule 144 under the Securities Act. These shares will be eligible for sale in the public market, subject to certain volume limitations and the expiration of applicable holding periods under Rule 144 under the Securities Act. We believe non-affiliates currently hold 16,825,955 shares of our common stock or approximately fifty eight percent (58%), of our outstanding shares. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year (including the holding period of any prior owner or affiliate) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of (1)% of the number of shares of common stock then outstanding or (2) the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a Form 144 with respect to such sale. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been an affiliate of us at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years (including the holding period of any prior owner except an affiliate), is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

The holders of 10,296,496 restricted shares of Common Stock of the Company have signed agreements that prohibit resale into public markets by such shareholders of shares of Common Stock of the Company until after July 31, 2004. Thereafter, until July 31, 2005, the lock-up limits resales into public markets each month to one third of 1% of the shares of Company Common Stock outstanding on the first date of the month.

The holders of 2,961,455 restricted shares of Common Stock of the Company have signed agreements that prohibit resale into public markets by such shareholders of shares of Common Stock of the Company until after July 31, 2005. Thereafter, until July 31, 2006, the lock-up limits resales into public markets each month to one third of 1% of the shares of Company Common Stock outstanding on the first date of the month.

The holders of 5,265,678 restricted shares of Common Stock of the Company have the right to have the Company register resale of their shares. Under the Agreement, the Company is required to file a registration statement on or before November 28, 2003.

On August 21, 2003 the Company filed a Registration Statement on Form S-8 covering the resale of shares of Common Stock granted part to the Company’s 2003 Equity Compensation Plan.

We can offer no assurance that an active public market in our shares will develop. Future sales of substantial amounts of our shares in the public market could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our equity securities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has sole discretion to pay cash dividends based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

You should read the following discussion of our business and results of operations in conjunction with the consolidated financial statements attached herein. The results shown in this 10-KSB are not necessarily indicative of the results we will achieve in any future periods.

Overview

The Registrant conducts all its business through its subsidiary, Mobile Reach Technologies, Inc. (MRT). The Registrant and MRT are also hereafter collectively referred to as the Company or Mobile Reach.

The Company sells its software products and services to clients who desire to increase the efficiency by which their employees access, utilize and exchange data using mobile networks. Our solutions are not dependent upon any single product or system. Currently, most mobile network hardware falls into one of two categories. Some networks serve mobile devices that are always on and are always connected to the network. Other networks serve mobile devices that are connected to the network only when users desire to access or input information. We believe most companies could be best served by having networks that serve both mobile users whose devices are always on and other devices that are occasionally connected computers (OCC).

Over time, the Company expects equipment manufacturers will begin introducing networks that serve both types of users on the same network. We anticipate the market will move toward standardized networks. By being ahead of this trend, the Company believes its platform and adaptable online-offline connection features will result in increased sales and greater market penetration.

The Company sells its mobile infrastructure applications primarily to enterprises, original equipment manufacturers,

application developers and resellers both directly and through its partner network. The Company derives revenue from:

-	Software license fees and royalties;

-	Support and maintenance fees; and

-	Professional services, including non-recurring development fees that we generate when we adapt products to customers’ specifications and consulting/mobility strategy services.

-	Related mobile equipment, devices and related carrier pass through incentives or commissions

The Company’s future results of operations will be highly dependent upon the success of its software products and services, specifically its Mobile Infrastructure Platform as well its accompanying Wizard Tools, and Mobile Strategy Implementations. We expect the license fees, services and royalties generated by these products and services to continue to constitute the majority of our revenue. The Company is seeing key signs in certain sectors maturing at a greater rate than expected, thus for the company intends to capitalize on these sectors and deliver best of breed mobility solutions. By executing against this verifiable traction, the company expects to garner the competitive advantage it was looking for with the specific sector.

The Company sells its products directly to end-users and also markets and sells many of its products through multiple indirect channels, primarily distributors and resellers. For the seven-month period ending July 31, 2003, the company had no customer that accounted for greater than 10% of revenues.

We intend to pursue strategic acquisitions of, or strategic investments in, companies with complementary products, technologies or distribution networks in order to broaden our mobility offerings. We currently have no commitments or agreements regarding any material transaction of this kind; however, we may acquire businesses, products or technologies in the future. As a result, we may require additional financing in the future and, if we were required to obtain additional financing in the future, sources of capital may not be available on terms favorable to us, if at all.

We compete with:

o	mobile data management companies, such as iAnywhere (a division of Sybase), Infowave.

o	application mobilization companies, including Everypath, iAnywhere, Extended Systems,

o	mobile enterprise solutions companies, including Aether Systems, Dexterra, and Telispark;

o	Service Consulting and Implementation, such as Lawson and Selectica

As the markets for mobile information management products grow, the company expects competition from existing competitors to intensify. Additionally, if existing or new competitors were to merge or form strategic alliances, our market share may be reduced or pressure may be put on us to reduce prices resulting in reduced revenue and margins.

The Company has put forth certain initiatives in the sector to commercialize its mobility product offering. Great strides are being noted by resellers, partners and customers as the Company has gained both customers and traction in the marketplace. Additionally, the Company is committed to investing in its mobility processes and best practices so that the strategic goal of becoming the “go-to mobility leader” is executed as the management team has put forth.

Financial Discussion

Our revenues primarily comprise of licensing and services fees, which we recognize as revenue when the product or services are provided to the client. The attached pro-forma consolidated financial data; is provided for comparative purpose only and does not claim to be indicative of the actual financial position or result of the Company’s carry forward operations.

Total revenue for the seven-month period ended July 31st, 2003 was $94,312 thousand compared to $776,622 thousand reported for the year ended December 31, 2002. Total Net loss for the seven-month period was $1.9 million, or $.08 per diluted common share. In the execution of our operating plan, during the first seven months of 2003, the companies’ management and board of directors’ direction was focused on and with the merger with API, as well as adding key the management in order to execute and delivery on the business plan.

The Cost of Sales associated with the delivery of our solutions is expected to be proportioned as the repeatable model is implemented with future customers. As a result, the company recognized an above average cost associated for the seven months ending July 31st 2003.

Our sales and marketing expenses consist primarily of compensation and related costs for ramping up efforts around product marketing, associated personnel, travel and entertainment and other related costs. We expect sales and marketing expenses to decrease as a percentage of sales as we continue to leverage our reseller relationships and strategic clients to further our sales and marketing initiatives.

SG&A for the seven months ending July 31st 2003 consisted primarily of compensation and related costs associated with the merger. We expect our general and administrative expenses to decrease as a percentage of our annual revenues primarily due to traction the company’s products are receiving in the marketplace.

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates, assumptions and judgments that can have a material impact on our net revenue, operating income and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. The policies described below are not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Our audited consolidated financial statements and notes thereto contain our significant accounting policies and other disclosures required by generally accepted accounting principles. The accounting policies that we consider critical to an understanding of the consolidated financial statements are highlighted below.

Revenue Recognition

To recognize revenues the company applies the provisions of Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION (SOP 97-2), as amended by SOP 98-9, and generally recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collection of the resulting receivable is reasonably assured.

At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable, based on the payment terms associated with the transaction. If a significant portion of a fee is due after the shorter of our normal payment terms or 90 days, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due and payable. If we had assessed the fixed or determinable criterion differently, the timing and amount of our revenue recognition may have differed materially from that reported.

At the time of the transaction we also assess whether or not collection is reasonably assured based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. If we determine that collection of a fee is not reasonably assured, we defer recognition of the fee as revenue, and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. If we assessed collectibility differently, the timing and amount of our revenue recognition may have differed materially from that reported.

We recognize revenue for support and maintenance services over the contract term, which is usually 12 months, and we generally, recognize revenue from training services as these services are performed. Revenues from software licensing is generally recognized as payments become due at the times monies are received; for professional services that involve significant implementation, customization, or modification that is essential to the functionality of systems, we generally recognize the service revenue over the period of the engagement, using the percentage-of-

completion method. In cases where our professional services involve customizations for which the amount of customization effort cannot be reasonably estimated, where significant uncertainty about the project completion exists, or where an arrangement provides for customer acceptance, we defer the contract revenue under the completed contract method of accounting until the uncertainty is sufficiently resolved or the contract is complete. If we were to make different judgments or utilize different estimates of the total amount of work we expect to be required to complete an engagement, the timing of our revenue recognition from period to period, as well as the related margins, might differ materially from that previously reported.

Liquidity and Capital Resources

At July 31, 2003, the Company had current assets of $ 90,856 and current liabilities of $ 874,902. The independent auditors, who audited our financial statements for the period ended July 31, 2003, has expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholders’ deficit. In addition, the Company must deal with the litigation and claims described in Item 3 of this Form 10-KSB under the heading “Legal Proceedings.”

In response to these issues, the Company has raised $150,000.00 in additional capital since July 31, 2003. Additional operating losses since July 31, 2003, however, mean that this additional capital has not improved the Company’s financial resources. Management believes it is imperative that the Company raise at least $ 1,000,000.00 before December 31, 2003 to fund the Company’s operations for the next six to eight months.

Failure by the Company to raise capital is likely to have a material adverse effect on the business of the Company and may cause shareholders to lose their entire investment in the Company. There can be no assurance the Company will be successful in its capital raising efforts. In addition, the terms required by new investors if the Company is successful may harm the interests of existing investors, including by causing substantial dilution and by downward pressure on the market price of the Company’s Common Stock resulting from re-sales of securities by new investors. The Company will be required to register the securities of new investors for re-sale.

Effects of Foreign Currency Exchange Rates

We derive a portion of our net revenue from international sales, principally through our international subsidiary and through a limited number of resellers. Sales made by our international subsidiary are generally denominated in each country’s respective currency. Fluctuations in exchange rates could cause our results to fluctuate when we translate revenue and expenses denominated in other currencies into U.S. dollars. Fluctuations in exchange rates also may make our products more expensive to resellers or customers who purchase our products in U.S. dollars.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature, including new products under development and their features and prediction of industry trends and future partners. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors (including, without limitation, factors described in the section of this Report entitled “RISK FACTORS”) may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Report. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as, “may”, “will”, “intend”, “expect”, “believe”, “anticipate”, “could”, “estimate”, “plan” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements will reflect in any way our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in connection with any decision to invest in the shares.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock. These risks and uncertainties are not the only ones we face. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also adversely affect our business operations.

If any of these risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. In this event, you could lose all or part of your investment.

We have a limited operating history and are not yet profitable.

We are a relatively new company that is not yet profitable. We expect to continue to have substantial expenses before we earn significant income in excess of our expenses. The establishment of any new business involves problems, expenses, difficulties, complications and delays. It is not possible for anyone, including us, to predict with certainty what all of these expenses, complications and delays will be. We cannot guarantee to you that we will be able to overcome these obstacles, and we cannot guarantee to you that we will ever be profitable.

Our financial results for the seven-month fiscal year ending July 31, 2003 show substantial losses.

Following the merger and share exchange transaction with Asphalt Paving International, Inc. and Mobile Reach Technologies, Inc., we elected to have our fiscal year end on July 31, 2003, which was the fiscal year end of Asphalt. The financial statements filed with the Securities and Exchange Commission (“SEC”) in our Form 10-KSB for this seven-month year reflect substantial losses due in part to the diversion of management’s time and effort to the merger and share exchange transaction, the expenses of the merger and share exchange transaction and employee compensation expense due to issuances of stock to management prior to the closing of the merger and share exchange.

Our independent auditor has indicated that it doubts that the Company can continue as a going concern. Our independent auditor’s opinion may negatively affect our ability to raise additional funds, among other things.

Scharf Pera & Co., PLLC, our independent auditors, has expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholder’s deficit. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. You should consider our auditor’s comments when determining if an investment in the Company is suitable.

We depend upon a limited number of customers.

We anticipate that a significant portion of our revenues in 2003 will be derived from orders from a limited number of customers. In particular, we are highly dependent on our relationship with Duke University Medical Center. The timing of receipt, fulfillment and deployment of orders from Duke University Medical Center and other significant customers is likely to cause significant fluctuations in our operating results, especially on a quarterly basis. Further, if we were to lose any of these customers there would be a significant impact on our financial status.

We are dependent on certain key personnel, including our Chief Executive Officer, Michael Hewitt.

We are highly dependent on certain key individuals, including Michael Hewitt, our Chief Executive Officer, for management and operation. Our operations would suffer significantly if some or all of these individuals were to terminate their relationship with the company for any reason. Retaining these relationships will become even more important as we grow. We cannot assure you that we would be able to replace a key individual who terminated his or her relationship with the company. It would cost us more to replace a key individual than it costs us to retain these relationships. There is strong competition for recruitment of new technical personnel, in particular, and if we are unable to attract qualified personnel, we will be unable to grow or sustain its business. We do not have any key-man life insurance on our current employees.

We are dependent on proprietary intellectual property, and our measures to protect such property may be insufficient.

We rely on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products, such as Splitware/Harmony. We have not registered our copyrights or trademarks and instead we are relying on common law to protect our rights. We cannot assure you that these protections are adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. We believe that our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, but we cannot assure you that third parties will not assert infringement claims against us in the future.

The wireless communications industry is highly competitive and we may be unable to compete effectively.

The industry of providing mobile solutions for information technology systems is highly competitive. Many companies compete nationwide to provide mobile solutions to businesses and entities using information technology systems and communications networks. If a competitor offers products and services that are equal to or superior to our products and services, or offers products and services at lower prices than we do, it may be difficult or impossible for us to sell our products and services in sufficient volumes to sustain operations. We cannot assure you that market demand will continue to grow, and increases in capacity by us and our competitors may lead to greater competition in the market, which competition would adversely affect our ability to sells its products and services in sufficient volume to sustain operations.

Our market is changing rapidly and we may not be able to move fast enough to accommodate the market’s changes.

The market for information technology systems and communications networks is changing rapidly as new technologies are introduced and old ones are abandoned. While we will try to make changes in our products and services to keep up with the changing market, we cannot assure you that rapid changes in products and services will not make our products and services obsolete, such that we will be unable to compete in the market.

Demand for our products may fail to materialize as expected.

The market for the products and services we offer is relatively new and there is little hard data to validate market demand or predict how this demand will be segmented. There could be much lower demand than believed, or interest in our products and services could decline or die out, which would adversely affect our ability to sustain operations.

We rely on third-party suppliers, and supply-chain failures could harm our business.

Our products and services use and rely on components (products or technology, including software) obtained from a number of suppliers. If the components from any of these suppliers do not work properly, or are not delivered on time, or if the supplier of a component decides for any reason that it does not wish to continue to license its components to us or our customers, we could be prevented from providing our products and services and making sufficient revenue to sustain operations.

We may be subject to product liability or breach of contract claims if our wireless solutions do not work as promised.

The mobile solutions we provide for information technology systems are designed to facilitate information flows over such systems. If our mobile solutions fail to work as anticipated, customers may bring claims against us, despite limitations on such claims in our contracts and agreements with customers. Defending against such claims can be costly and time consuming, and could have a material adverse effect on our operations, even if we are found not to have been at fault. We have liability insurance and anticipates that we will continue such coverage if it is available at a reasonable cost. Future increases in insurance premiums may prevent us from maintaining adequate insurance coverage. A large damage award against us could exceed our insurance coverage and adversely affect our financial condition.

Unless an active trading market develops for our common stock, you may not be able to sell your shares.

Although we are a reporting company and our common stock is listed on the Over-the-Counter Bulletin Board, there is no active trading market for our common stock. An active trading market may never develop or, if developed, it may not be maintained even after we register the shares you purchase. Failure to develop or maintain an active trading market will negatively affect the price of our securities, you may be unable to sell your shares or such sales may lower the market price, and therefore your investment would be a complete or partial loss.

We are subject to the penny stock rules, and therefore you may find it more difficult to sell your securities.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, deliver to the buyer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the liquidity of penny stocks. Our securities are subject to the penny stock rules, and thus investors in the offering may find it difficult to sell their securities.

Our founders, officers and directors beneficially own approximately 34 % of our stock on a fully diluted basis; their interests could conflict with yours; significant sales of stock held by any or all of them could have a negative effect on our stock price; shareholders may be unable to exercise control.

As of October 27, 2003, our founders, officers and directors beneficially owned approximately 34% of our common stock on a fully diluted basis. In addition, employees of the Company own additional shares and rights to acquire shares. As a result, the founders, officers and directors will have significant ability to:

•	elect or defeat the election of our directors;

•	amend or prevent amendment of our articles of incorporation or bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	control the outcome of any other matter submitted to the stockholders for vote.

As a result of this ownership and position, our founders, officers and directors are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by any or all of our founders, officers and directors, or the prospect of these sales, could adversely affect the market price of our common stock. Stock ownership by our founders and management may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We do not expect to pay dividends. Therefore, you may not rely on your ownership of our stock as a source of income.

We do not anticipate paying cash dividends in the foreseeable future. Therefore, you may not rely on ownership of our stock as a source of income.

Item 7. Financial Statements.

(1) Financial Statements

The following financial statements are included immediately following the signature page of this Form 10-KSB.

Report of Scharf, Pera & Co., P.L.L.C, Independent Certified Public Accountants	F1
Balance Sheet as of July 31, 2003	F2
Statements of Operations for the years ended July 31, 2003 and December 31, 2002	F3
Statements of Cash Flows for the years ended July 31, 2003 and December 31, 2002	F4
Statement of Stockholders’ Deficit for the years ended July 31, 2003 and December 31, 2002	F5
Notes to Financial Statements	F6

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

(i)	By resolution adopted on September 24, 2003, the board of directors of the Company, elected to change independent accountants to Scharf, Pera & Co., P.L.L.C. The independent accounting firm of James E. Scheifley & Associates, P.C. was notified on September 24, 2003 that the client auditor relationship between the Registrant and James E. Scheifley & Associates, P.C. would not be renewed. James E. Scheifley & Associates, P.C. had not yet been retained to review the Registrant’s financial statements for the year ending July 31, 2003. As used herein, the term “Registrant” means for periods (i) prior to July 31, 2003, Asphalt Paving, Inc. and (ii) on and after July 31, 2003, Mobile Reach International, Inc.

(ii)	The independent auditor’s report on the consolidated financial statements for the two years ended December 31, 2002 contained no adverse opinion, no disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

(iii)	The decision to change accountants was recommended by the Registrant’s board of directors. The Registrant does not have an audit committee.

(iv)	In connection with the audits of the Registrant’s consolidated financial statements for each of the two years ended December 31, 2002, as well as the period up to and including July 31, 2003, there have been no disagreements with James E. Scheifley & Associates, P.C. on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which if not resolved to the satisfaction of James E. Scheifley & Associates, P.C. would have caused James E. Scheifley & Associates, P.C. to make reference to the subject matter of the disagreements in connection with their reports.

(v)	Not applicable.

(vi)	James E. Scheifley & Associates, P.C.’s letter addressed to the Securities and Exchange Commission is attached hereto as Exhibit 16.1.

Engagement of new independent accounts.

(i)	On September 24, 2003, the Registrant’s board of directors engaged Scharf, Pera & Co., P.L.L.C., as its new independent auditors to audit the Registrant’s consolidated financial statements for the year ended July 31, 2003.

(ii)	The Registrant, during the two most recent fiscal years and the subsequent interim periods prior to the engagement of Scharf, Pera & Co., P.L.L.C., did not consult with Scharf, Pera & Co., P.L.L.C. with regard to (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements; or (b) on any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulations S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 8A. Controls and Procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance With Section 16(a) of the Exchange Act.

Directors and Officers

The members of the board of directors and executive officers of Mobile Reach International, Inc. together with their respective ages are set forth below. The Company’s’ officers are elected by and serve at the designation and appointment of the Board of Directors.

Name	Age	Position

Michael J. Hewitt	38	Director, Chief Executive Office, President and Treasurer
Christopher Johnson	35	Director
Michael Lai Le	48	Director, Chairman of the Board of Directors
Mark Lloyd	39	Director, Vice President, Secretary
Carl Hartman	57	Director

Audit Committee and Financial Expert

The Company does not have any Audit Committee. No member of the Board of Directors of the Company has the level of experience required to be considered a financial expert for the purpose of Securities and Exchange Commission rules related to Audit Committees. Currently, over-the-counter Bulletin Board companies, such as the Company, are not required to have an Audit Committee or an “financial expert.” Nevertheless, the Company is in the process of identifying people to add to the Company’s Board of Directors and will be seeking candidates for an Audit Committee.

Code of Ethics

The Company does not currently have a Code of Ethics, but intends to evaluate provisions for a code of ethics in the future.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended February 28, 2003, the Company believes that no Reporting Persons failed to comply with any Section 16(a) filing requirements in the fiscal year ended July 31, 2003, except that (i) the persons named below filed a Form 3 on October 27, 2003 that was due on August 10, 2003 due to their becoming Reporting Persons as a result of their becoming officers and directors of the Company in the merger of Asphalt into the Company and the share exchange between the Company and MRT on July 31, 2003: Michael J. Hewitt, Michael Lai Le, Christopher Johnson, Mark Lloyd and Carl Hartman; and (ii) Balbirnie, Lackey and Saldarini have not filed Form 3’s to date.

Item 10. Executive Compensation.

Executive Compensation Summary

     The following table sets forth the annual and long-term compensation for each of the past three fiscal years of each of (i) the Company’s Chief Executive Officer, and (ii) each of the Company’s three other executive officers, who were serving as of July 31, 2003 and whose annual compensation exceeded $100,000, (collectively, with the Chief Executive Officer, the “Named Officers”):

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
	Annual Compensation (1)			Awards

				Restricted
	Fiscal		Bonus	Stock	Securities
	Year	Salary	($)	Awards	Underlying	All Other
Name and Principal Position	(2)	($) (3)	(4)	$	Options (#)	Compensation

Michael J Hewitt — Chief Executive Officer(5)	2003	200,000	0	1,886,277	0	0
	2002	0	0	0	0	0
	2001	0	0	0	0	0
Mark Lloyd — Chief Technical Officer	2003	120,000	0	0	1,088,792	0
	2002	120,000	0	0	0	0
	2001	118,850	0	0	7,764	0
Major Lackey — Vice President(6)	2003	160,000	0	0	—	0
	2002	0	0	0	0	0
	2001	0	0	0	0	0
Brian Balbirnie — Vice President(6)	2003	120,000	0	0	—	0
	2002	0	0	0	0	0
	2001	0	0	0	0	0

(1)	Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.

(2)	The fiscal years for 2001 and 2002 were twelve-month periods ended December 31st. Fiscal year 2003 was a seven-month period ended July 31, 2003

(3)	The salary for the seven-month fiscal year 2003, represents the annualized salary that would have been paid during a 12-month year.

(4)	Bonuses are reported in the year earned, even if actually paid in a subsequent year.

(5)	Was not employed by the Company in 2002 or 2001.

Michael J. Hewitt, our Chief Executive Officer, President and Treasurer, receives a base salary of $200,000 per year, which will increase by twenty-five percent (25%) per year for the next three (3) years. Thereafter, increases of twenty-five (25%) will be made, if any, based on Mr. Hewitt’s satisfactory performance of objectives set by the Compensation Committee of the Company’s Board of Directors. Mr. Hewitt will also receive certain incentive bonuses each quarter based on Company operations. In the event that the Company is sold or merges with another company, and the proceeds of the sale or merger exceed $30 million, Mr. Hewitt is eligible for an additional bonus of $1 million out of the proceeds. Mr. Hewitt also received, as a signing bonus, shares of common stock of Mobile Reach Technologies, Inc., which have been exchanged for 1,328,240 shares of the Company’s common stock. Upon termination of Mr. Hewitt’s employment with the Company, he is eligible for severance payments equal to two year’s base salary, provided that if such termination was voluntary by Mr. Hewitt, his severance payment will be equal to three month’s salary, and if such termination was involuntary due to his death or disability or was for cause, then Mr. Hewitt’s severance payment will be $150,000. Mr. Hewitt is eligible for options under the Company’s Equity Compensation Plan at the discretion of the Board of Directors.

Mark J. Lloyd, our Vice President and Secretary, receives a base salary of $120,000 per year. Upon the closing by the Company of financing rounds totaling over $2 million, Mr. Lloyd’s base salary will increase to $175,000 per year. Mr. Lloyd will also receive a bonus equal to twelve and one-half percent (12.5%) of the net sales received by the Company on certain of its contracts. Mr. Lloyd will also receive a cash bonus equal to $93,600 upon the earlier to occur of the closing by the Company of financing rounds totaling over $2 million or December 31, 2003. In the event of termination of Mr. Lloyd’s employment for any reason, Mr. Lloyd is eligible for a severance payment of $93,600 in lieu of the cash bonus mentioned in the preceding sentence, plus three months of his then-current salary. Mr. Lloyd is eligible for options under the Company’s Equity Compensation Plan at the discretion of the Board of Directors.

Major Lackey, our Vice President of Sales, receives a base salary of $150,000 per year. Mr. Lackey is eligible for options under the Company's Equity Compensation Plan at the discretion of the Board of Directors.

Brian Balbirnie, our Vice President of Strategic Initiatives, receives a base salary of $120,000 per year. Mr. Balbirnie is eligible for options under the Company's Equity Compensation Plan at the discretion of the Board of Directors.

Option Grants in Last Fiscal Year

The following table sets forth grants of stock options granted during the seven-month fiscal year-ended July 31, 2003 to the Named Officers.

OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realizable
					Value at Assumed
					Annual Rates of Stock
					Price
					Appreciation for
	Individual Grants (1)				Option Term (3)

		Percent of Total	Exercise
		Options	or
	Number of Securities	Granted to	Base
	Underlying	Employees in	Price	Expiration
Name	Options Granted (#)	Fiscal Year (2)	($/Sh)	Date	5% ($)	10% ($)

Michael J. Hewitt	0	0	0	0	N/A	0
Mark Lloyd	1,088,792	44%	$.018	3/15/2013	123,251	312,374
Major Lackey	0	0	0	0	0	0
Brian Balbirnie	0	0	0	0	0	0

(1)	Stock options were originally granted by MRT as nonqualified options or under MRT’s 2000 Stock Award Plan as incentive stock options at an exercise price equal to the fair market value of MRT’s Common Stock on the date of grant. The options have been assumed by the Company under its 2003 Equity Compensation Plan pursuant to the share exchange transaction with MRT, as a result of which MRT became a wholly owned subsidiary of the Company. Option shares and exercise prices have been adjusted using the exchange ratio in the share exchange transaction and to account for a subsequent stock dividend of the Company.

(2)	Represents all options granted to the individual during fiscal 2003 as a percentage of all options granted to employees during fiscal 2003 (rounded to the nearest whole percent).

(3)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the market value of the Company’s Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company’s estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company’s Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Option Exercises and Fiscal Year-End Values

     The following table sets forth information with respect to options to purchase the Company’s Common Stock granted to the Named Officers, including (i) the number of shares of Common Stock purchased upon exercise of options in the fiscal year ended July 31, 2003; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at July 31, 2003; and (iv) the value of such unexercised options at July 31, 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL
YEAR AND FISCAL YEAR-END OPTION VALUES

				Value of Unexercised
			Number of Securities Underlying	In-the-Money Options
	Shares		Unexercised Options at	at July 31, 2003
	Acquired on	Value	July 31, 2003 (#)	($)(1)(2)
Name	Exercise (#)	Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Michael J Hewitt	0	0	0/0	0/0
Mark Lloyd	0	0	257,076/831,716	$77,123/$249,515
Major Lackey	0	0	0/0	0/0
Brian R Balbirnie	0	0	0/0	0/0

(1)	Amounts disclosed in this column do not reflect amounts actually received by the Named Officers but are calculated based on the difference between the fair market value of the Company’s Common Stock on the date of exercise and the exercise price of the options. The Named Officers will receive cash only if and when they sell the Common Stock issued upon exercise of the options, and the amount of cash received by such individuals is dependent on the price of the Company’s Common Stock at the time of such sale.

(2)	Value is based on the difference between the option exercise price and the fair market value at July 31, 2003, the fiscal year-end ($.48 per share as quoted on the Over-the-Counter Bulletin Board), multiplied by the number of shares underlying the option.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of July 31, 2003, the number of shares of Common Stock authorized to be issued, the weighted average exercise price of such shares and the number of shares remaining available for future issuance, aggregated as follows: (i) All compensation plans previously approved by the stockholders of the Company and (ii) all compensation plans not previously approved by the stockholders and (iii) total of (i) and (ii).

	(a)	(b)	(c)

		Weighted-	Number of securities
		average	remaining available
		exercise	for future issuance
	Number of Securities	price of	under equity
	to be issued upon	outstanding	compensation plans
	exercise of	options,	(excluding securities
	outstanding options,	warrants	reflected in
Plan Category	warrants and rights	and rights	column (a)

Equity compensation plans Approved by security holders	3,912,030	.18	8,869,119 (1)
Equity compensation plans not Approved by security holders	854,442	.06	0
Total	4,766,472	.16	8,869,119

(1)	Includes 8,869,119 shares of Common Stock remaining available for issuance under the Company’s 2003 Equity Compensation Plan.

2003 Equity Compensation Plan

We adopted our 2003 Equity Compensation Plan on July 29, 2003. The plan provides for the grant of options intended to qualify as “incentive stock options”, options that are not intended to so qualify or “non-statutory stock options”, and restricted stock. The total number of shares of common stock reserved for issuance under the plan is 12,781,149, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. No shares have been issued under the plan, and options to purchase 3,912,030 shares of common stock are outstanding under the plan or will be outstanding when the Company completes its exchange of options for options of MRT.

The plan is administered by our board of directors, which selects the eligible persons to whom options shall be granted, determines the number of common shares subject to each option, the exercise price therefore and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option granted under the plan shall be evidenced by a written agreement between us and the optionee. Grants may be made to employees (including officers), directors, and certain of our consultants and advisors.

The exercise price for incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for non-statutory stock options is determined by the board of directors. Incentive stock options granted under the plan have a maximum term of ten years, except for 10% stockholders who are subject to a maximum term of five years. The term of non-statutory stock options is determined by the board of directors. Options granted under the plan are not transferable, except by will and the laws of descent and distribution.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock taking into account the stock dividend whose record date is August 18, 2003. The information in this table provides the ownership information for:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	our executive officers and director as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. Unless otherwise indicated the persons named in the table below have sole voting and investment power with respect to the number of shares of Common Stock of Mobile Reach International indicated as beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner is: Mobile Reach International, Inc., 8000 Regency Parkway Suite 430 Cary, North Carolina 27511.

Name of	Number of Shares	Percentage of
Beneficial Owner	Beneficially Owned	Outstanding

Christopher Johnson(1)	1,337,968	4.59%
Dale Scales(2)	2,231,881	7.65%
David Revord	1,926,398	6.60%
Mark Lloyd(3)	2,394,149	8.40%
Michael Le(4)	2,334,545	8.02%
Michael Hewitt	1,974,041	6.77%
Carl Hartman	—	—
Officers and Directors as a group (5 people)(5)	8,040,703	28.31%

(1)	The number shares beneficially owned by Mr. Johnson includes 18,558 shares of common stock issuable with respect to options which may be exercised in the next 60 days, and does not include 30,932 shares of common stock issuable with respect to options which may not be exercised in the next 60 days.

(2)	The number of shares beneficially owned by Mr. Scales includes 658,275 shares of common stock issuable with respect to a warrant, which warrant’s terms restrict warrant exercise to events other than the passage of time, and which events may or may not occur in the next 60 days. The Company has reported these shares as beneficially owned since the events could occur in the next 60 days. Includes 1,781,000 number of shares and warrants that the company and Dales Scales are in continued negotiations.

(3)	The number of shares beneficially owned by Mr. Lloyd includes 419,324 shares of common stock issuable with respect to options, which may be exercised in the next 60 days, and does not include 680,495 shares of common stock issuable with respect to options, which may not be exercised in the next 60 days.

(4)	The number of shares beneficially owned by Mr. Le includes 37,118 shares of common stock issuable with respect to options, which may be exercised in the next 60 days, and does not include 61,864 shares of common stock issuable with respect to options, which may not be exercised in the next 60 days.

(5)	The number of shares beneficially owned by all officers and directors as a group includes 475,000 shares of common stock issuable with respect to options, which may be exercised in the next 60 days, and does not include 773,291 shares of common stock issuable with respect to options, which may not be exercised in the next 60 days.

Item 12. Certain Relationships and Related Transactions.

MRT has a contract with a company controlled by a Board member of the Registrant, Michael Le, to provide software development services to the MRT. The Registrant believes the terms of that contract are not more beneficial to Mr. Le’s company than unaffiliated third parties would require for similar work. To the extent we may enter into any agreements with related parties in the future, the Board of Directors has determined that such agreements must be on similar terms to the terms in transactions that we could have obtained from unaffiliated third parties on an arm’s length basis.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Articles of Merger dated July 30, 2003 between Registrant and Asphalt Paving International, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 14, 2003.

2.2	Articles of Share Exchange dated July 31, 2003 between Registrant and Mobile Reach Technologies, Inc. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 14, 2003.

3.1	Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 14, 2003.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 14, 2003.

10.1	2003 Equity Compensation Plan of Registrant. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2003.

10.2	Executive Employment Agreement between Mobile Reach Technologies, Inc. and Michael Hewitt dated December 23, 2002. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 14, 2003.

10.3	Special Terms and Conditions of Employment between Mobile Reach Technologies, Inc. and Michael Hewitt dated December 23, 2002. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 14, 2003.

10.4	Amended Standard Terms of Employment between Mobile Reach Technologies, Inc. and Mark Lloyd dated January 1, 2003. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 14, 2003.

10.5	Amended Special Terms and Conditions of Employment between Mobile Reach Technologies, Inc. and Mark Lloyd, dated January 1, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 14, 2003.

16.1	Letter of Independent Auditor. Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on October 3, 2003.

21.1	Subsidiaries

23.1	Consent of Independent Auditors

31.1	Certificate of Chief Executive Officer pursuant to Section 302 Certifications

31.2	Certificate of Chief Financial Officer pursuant to Sections 302 Certifications

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed no Current Reports on Form 8-K during the three months ended July 31, 2003. Since July 31, 2003, the Company filed the following Current Reports on Form 8-K:

Date Filed	Items Reported

August 14, 2003	Items 1, 2, 5, 7 and 8 amended on October 15, 2003 to include financial statements.

October 3, 2003	Items 4 and 7.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE REACH INTERNATIONAL, INC.
(Registrant)

By
Michael J. Hewitt
Chief Executive Officer
October 27, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 27, 2003
Michael J. Hewitt
Chief Executive Officer and Director

Ross J. Saldarini	October 27, 2003
Chief Financial Officer
And Chief Accounting Officer

October 28, 2003
Carl Hartman, Director

October 28, 2003
Michael Lai Le, Director

Mark J. Lloyd, Director	October 28, 2003
Christopher Johnson, Director	October 28, 2003

Board of Directors
Mobile Reach International, Inc. and Subsidiaries
Cary, North Carolina

INDEPENDENT AUDITORS’ REPORT

     We have audited the accompanying balance sheets of Mobile Reach International, Inc. and Subsidiaries as of July 31, 2003, and the related statements of operations and stockholders’ deficit and cash flows for the seven months ended July 31, 2003 and the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobile Reach International, Inc. and Subsidiaries as of July 31, 2003, and the results of its operations and its cash flows for the seven months ended July 31, 2003 and the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative working capital, and has net stockholders’ deficit, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are included in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

October 1, 2003
Scharf Pera & Co., PLLC
Charlotte, North Carolina

MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

JULY 31, 2003

ASSETS
CURRENT ASSETS:
Cash	$37,248
Accounts receivable	17,955

Total current assets		$55,203
PROPERTY AND EQUIPMENT - at cost less accumulated depreciation		35,653

		$90,856

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$4,075
Notes payable	315,321
Accounts payable	220,518
Accrued expenses	278,279
Accrued taxes and withholdings	56,097
Deferred income	612

Total current liabilities		$874,902
LONG-TERM DEBT		435,248
COMMITMENTS AND CONTINGENCIES		105,000
STOCKHOLDERS’ DEFICIT:
Preferred stock; $.0001 par value; 10,000,000 shares authorized	—
Common stock, $.0001 par value, 50,000,000 shares authorized	3,321,288
Accumulated deficit	(4,645,582)

		(1,324,294)

		$90,856

See Notes to Consolidated Financial Statements

MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SEVEN MONTHS ENDED JULY 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002

	Seven
	months	Year
	ended	ended
	07/31/2003	12/31/2002

NET REVENUES	$94,312	$776,622

OPERATING EXPENSES:
Cost of Revenues	185,284	423,228
Sales and Marketing	238,957	368,260
General and administrative	1,417,642	484,682
Depreciation	11,560	16,716

Total operating expenses	1,853,443	1,292,886

LOSS FROM OPERATIONS	(1,759,131)	(516,264)

OTHER (EXPENSE) INCOME:
Interest (expense) income	(34,285)	103,745
Contingency loss	(105,000)	—
Loss on disposal of assets	—	2,276
Interest income	100	133

Total other (expense) income	(139,185)	105,888

NET LOSS	$(1,898,316)	$(622,152)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.14)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,482,257	6,070,376

See Notes to Consolidated Financial Statements

MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SEVEN MONTHS ENDED JULY 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002

	Preferred Stock		Common Stock
					Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balances at December 31, 2001	768,000	$192,000	22,109,037	$1,173,556	$(2,125,114)	$(759,558)
Redemption of common stock	—	—	(6,000,000)	(395,000)	—	(395,000)
Net loss	—	—	—	—	(622,152)	(622,152)

Balances at December 31, 2002	768,000	192,000	16,109,037	778,556	(2,747,266)	(1,776,710)

Issuance of common stock	—	—	17,646,522	1,058,788	—	1,058,788
Conversion of debt and interest	—	—	12,256,783	735,407	—	735,407
Issuance of stock as compensation	—	—	5,730,953	343,857	—	343,857
Issuance of stock for note payable and fee for services	—	—	3,000,000	180,000	—	180,000
Accrued wages converted to stock options	—	—	—	32,680	—	32,680
Net loss	—	—	—	—	(1,898,316)	(1,898,316)

Balance prior to merger	768,000	192,000	54,743,295	3,129,288	(4,645,582)	(1,324,294)
Conversion of common stock in merger	—	—	(36,725,131)	—	—	—
Conversion of preferred stock	(768,000)	(192,000)	505,555	192,000	—	—
Common stock owned by Asphalt Paving International, Inc. stockholders	—	—	5,112,461	—	—	—

Balance July 31, 2003	—	$—	23,636,180	$3,321,288	$(4,645,582)	$(1,324,294)

See Notes to Consolidated Financial Statements

MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SEVEN MONTHS ENDED JULY 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002

	Seven
	months	Year
	ended	ended
	07/31/2003	12/31/2002

Cash flows from operating activities:
Net loss	$(1,898,316)	$(622,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,560	16,716
Loss on disposal of asset	—	2,276
Contingency loss	105,000	—
Stock issued for compensation and fees	448,759	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	1,056	(1,056)
Decrease in accounts receivable	16,979	30,436
Increase in accounts payable	14,874	96,853
Increase in notes payable to vendors	265,413	—
Increase in accrued expenses, taxes & withholdings	5,123	410,358
(Decrease) increase in deferred income	(7,560)	7,276

Net cash used in operating activities	(1,037,112)	(59,293)

Cash flows from investing activities:
Purchases of property and equipment	(13,924)	(26,099)

Net cash used in investing activities	(13,924)	(26,099)

Cash flows from financing activities:
Proceeds from note payable	—	46,500
Principal payments on long-term debt	(1,442)	(1,849)
Proceeds from common stock issuance	1,058,788	—
Proceeds from long-term debt	12,037	—

Net cash provided by financing activities	1,069,383	44,651

Net increase (decrease) in cash	18,347	(40,741)
Cash - beginning of year	18,901	59,642

Cash - end of year	$37,248	$18,901

See Notes to Consolidated Financial Statements

MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SEVEN MONTHS ENDED JULY 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Seven
	months	Year
	ended	ended
	07/31/2003	12/31/2002

Cash payments for:
Interest	$12,440	$348
Cash received from:
Interest	100	134
Conversion of accrued wages to notes payable	49,908	153,308
Conversion of debt and interest to common stock	735,407	—
Conversion of note payable for wages and interest to common stock	75,098	—

See Notes to Consolidated Financial Statements

MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SEVEN MONTHS ENDED JULY 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002

Note 1 — Business Combination:

     Mobile Reach International, Inc. (the Company), a Delaware Corporation, was formed in July 2003. The Company completed a share exchange agreement with Asphalt Paving International, Inc. (“API”) on July 30, 2003. The Company completed a share exchange agreement with Mobile Reach Technologies, Inc. (“MRT”) (including its German subsidiary, Mobile Reach Technologies, GmbH) on July 31, 2003. Former stockholders of MRT received 18,523,720 shares of common stock of the Company, and the former stockholders of API received 5,112,460 shares of common stock of the Company. The share exchange agreements and mergers have been treated as a reverse acquisition of API by MRT, due to the stock-holders of MRT receiving the larger portion of the voting rights of the combined entity (Mobile Reach International, Inc.). The Company has accounted for the acquisition of API as prescribed by statement of Financial Accounting Standards No. 141, Business Combination (SFAS 141). The Company did not record any amount for goodwill on the acquision of API, as API had no assets or liabilities on the date of acquisition. The Company has adopted a July 31 fiscal year end. The consolidated financial statements include the results from operation of MRT for the seven months ended July 31, 2003 and the twelve months ended December 31, 2002. The consolidated financial statements include the results from operations of API from the date of acquisition, July 30, 2003, to July 31, 2003

Note 2 — Going Concern:

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in the seven months ended July 31, 2003 and the twelve months ended December 31, 2002 of $1,898,316 and $622,152, respectively. The Company, as of October 1, 2003, is in default on certain notes payable, payroll taxes and other payables. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2003, the Company’s current liabilities exceed current assets by $819,699, and the Company has an accumulated deficit of $4,645,582.

     In view of these matters, management has sought out additional investment sources to raise additional funds. However, no assurances can be given that the newly merged company will continue as a going concern without the successful completion of additional financing. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 — Summary of Significant Accounting Policies:

     The Company:

          The Company sells mobility software products and development services in the United States of America and Europe to clients who are attempting to increase the efficiency by which their employees access, utilize and exchange data using mobile networks.

Note 3 — Summary of Significant Accounting Policies (continued):

     Principles of consolidation:

          The accompanying consolidated financial statements include the accounts of Mobile Reach Technologies, Inc. and its subsidiary company, Mobile Reach Technologies, GmbH (German Company), after elimination of inter-company accounts and transactions.

     Cash and cash equivalents:

          The Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents. Amounts invested may exceed federally insured limits at any given time.

     Property and equipment:

          Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years.

     Income taxes:

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for temporary differences, operating loss and tax credits carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment

     Loss per share:

          The Company calculates loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per share, which requires the presentation of basic and diluted and diluted earnings per share. Basic loss per share excludes dilution and is computed by dividing loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential common shares are excluded from the computation of diluted earnings per share when a loss exists because the effect would be antidilutive (Note 13).

     Use of accounting estimates:

          The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.

Note 3 — Summary of Significant Accounting Policies (continued):

     Fair value of financial instruments:

          The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, credit facilities and long-term debt. The carrying amounts of these financial instruments approximate fair value due to their short maturities and variable rates of interest. The carrying amounts of long-term debt approximate their fair values based on current rates available for similar types of instruments.

          The Company did not have any outstanding financial derivative instruments.

     Advertising and product development:

          Costs for advertising and research and development are expensed as incurred.

     Accounting for stock-based compensation:

          Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to nonemployees are accounted for under the provisions of SFAS 123. SFAS 123 allows and the Company has elected to continue to only disclose the effects on net income or loss of the fair value of the options.

Note 4 — Property and Equipment:

          The principal categories and estimated useful lives of property and equipment are as follows:

		Estimated
		Useful Lives

Office equipment	$8,602	2 - 5 years
Computer equipment and software	67,285	3 years

	75,887
Less: accumulated depreciation	40,234

	$35,653

Note 5 — Notes Payable:

          Notes payable at July 31, 2003 consisted of the following:

Note payable dated July 25, 2003 for Legal fees; bearing interest at 12.15 percent through September 30, 2003; in default at October 1, 2003 as all principal and interest was due September 30, 2003; bears interest at 15 percent when in default; collateralized by all tangible and intangible assets of the Company; 164,565 warrants issued to holder of note to purchase common stock of the Company (Note 11).	$150,000
Note payable dated July 17, 2003 to vendor; bearing interest at 5 percent; in default at October 1, 2003 as all principal and interest was due August 18, 2003.	115,413
Note payable for accrued wages; bearing interest at 6 percent; due and payable with interest at the earliest of (a) Company obtaining debt or equity funding greater than $1,000,000 in a quarter or (b) Company earns revenues of $1,000,000 in a quarter.	49,908

$315,321

Note 6 — Accrued Expenses:

          Accrued expenses at July 31, 2003 consisted of the following:

Accrued salaries and wages	$250,180
Accrued interest	28,099

$278,279

     Accrued salaries and wages arise from the Company’s inability to pay certain employees their full salaries and wages at certain periods throughout 2003, 2002 and 2001. In July 2003, $32,680 of accrued salaries were converted into 107,491 options to purchase shares of common stock of Mobile Reach International, Inc.

Note 7 — Accrued taxes and withholdings:

     Accrued taxes and withholdings at July 31, 2003 of $56,097 is comprised of employee withholdings, payroll taxes, interest, and penalties. The Company is in arrears in remitting withholdings and payroll taxes as required by the Internal Revenue Service.

Note 8 — Long-Term Debt:

Long-term debt at July 31, 2003 consisted of the following:

Capitalized leases dated January 2001; payable in 36 installments of $249 including interest at approximately 20 percent; collateralized by office equipment costing $5,981	$918
Note payable to assignees of a former officer in redemption of 6,000,000 shares of common stock; interest at 5 percent; payable in three annual installments including interest beginning April 30, 2005	395,000
Note payable to assignees of a former officer and director for accrued salary; interest at 5 percent; payable in three annual installments including interest beginning April 30, 2005	31,450
Note payable dated March 2003; payable in 36 installments of $203 including interest at approximately 20 percent collaterialized by office equipment costing $4,981	4,899
Note payable dated June 2003; payable in 36 installments of $129 including interest at approximately 20 percent; collaterialized by office equipment costing $3,173	3,173
Note payable dated June 2003; payable in 48 monthly installments of $128 including interest at approximately 20 percent; collaterialized by office equipment costing $3,883	3,883

439,323
Less current portion	4,075

$435,248

     At July 31, 2003, long-term debt is due in aggregate annual installments as follows:

Year ending July 31,
2004	$4,075
2005	146,191
2006	145,870
2007	143,187
Thereafter	—

$439,323

Note 9 — Common Stock:

     During 2003, 12,256,783 pre-merger shares were sold at $0.06 per share, resulting in $1,058,788 proceeds from the shares issued. Upon completion of the merger, these shares were converted into 5,808,224 shares of the Company.

     During 2003, $735,407 of principal and interest of convertible debt of MRT were converted into 12,256,783 pre-merger shares at a rate of $0.06 per share. Upon completion of the merger, these shares were converted into 4,034,167 shares of the Company.

     In March 2003, the Chief Executive Officer of the Company was issued 5,730,953 pre-merger shares as a signing bonus in connection with the employment agreement with the Chief Executive Officer. The Company recorded compensation expense of $343,857 ($0.06 pr share) in connection with this issuance of stock. Upon completion of the merger, these shares were converted into 1,886,272 shares of the Company.

     In July 2003, the Company issued 3,000,000 pre-merger shares to a consultant and former employee. The shares were issued in exchange for the cancellation of a promissory note dated September 12, 2002, with a balance, including interest, of $75,098, and for financial advisory services provided to the Company. The Company recorded consulting fee expenses of $104,902 in connection with this issuance. The issuance of 3,000,000 pre-merger shares represents $0.06 per share for the total $180,000 consideration. Upon completion of the merger, these shares were, converted into 987,413 shares of the Company.

     In connection with the merger 768,000 shares of Series A convertible Preferred stock of MRT were converted into 505,555 shares of the Company.

Note 10 — Preferred Stock:

     In 2003, the Company authorized 10,000,000 shares of Preferred stock. At July 31, 2003 there was no preferred stock issued or outstanding.

Note 11 — Stock Options and Warrants:

     In July 2003, the Company adopted an Equity Compensation Plan for the benefit of the Company’s employees, directors, officers, consultants and advisors. The Company appointed a Stock Award committee to administer the Plan and the issuance of stock options. The Company converted options issued by MRT into stock options of the Company. There have been no options exercised under the Plan.

     The following is a summary of the plan options granted:

		Weighted-
	Number of	Average
	Options	Exercise Price

Outstanding December 31, 2002	4,560,000	$0.04
Options issued	7,836,204	0.09
Options expired	(510,500)	0.16

Balance prior to merger	11,885,704	0.07
Options converted	(7,974,119)	0.07

Outstanding July 31, 2003	3,911,585	0.07

     The Company has adopted the disclosure only provisions of SFAS 123 “Accounting for Stock-Based Compensation”. The Company determined that the options issued in 2003 and 2002 had no value using the Black Scholes pricing and a 50 percent volatility factor at the date of grant. Accordingly, the net loss of $1,898,316 and $622,152 for the years ended December 31, 2002 and 2001, respectively, would be unchanged because no compensation would be recognized.

     In July 2003, The Company issued a warrant to purchase 2,000,000 shares at an exercise price of $0.01 per share. Upon completion of the merger, this warrant was converted into a warrant to purchase 658,275 shares at an exercise price of $0.01 per share. This warrant was issued to a consultant and former employee in connection with financial advisory services provided to the Company (Note 9). The warrant is contingent upon the consultant raising $1,000,000 in capital for the Company. Using the Black Scholes pricing model and a 50 percent volatility factor, the Company determined the warrant had no value and there was no expense recorded in 2003 for the grant of the warrant. The warrant had not been exercised at July 31, 2003

     In July 2003, the Company issued warrants to purchase 164,565 shares at an exercise price of $0.18 per share. The warrants were issued in connection with a note payable (Note 5) to a provider of legal services to the Company. Using the Black Scholes pricing model and 50 percent volatility factor, the Company determined the warrants had no value and there was no expense recorded in 2003 for the grant of the warrant. The warrants had not been exercised at July 31, 2003.

     In April 2001, the Company issued a warrant to purchase 96,000 shares at an exercise price of $0.01 per share. The warrant was issued in connection with a consulting agreement. Upon completion of the merger, this warrant was converted into a warrant to purchase 31,597 shares at an exercise price of $0.0833 per share. The warrant had not been exercised at July 31, 2003.

Note 12 — Contingency Loss:

     The Company recorded a contingency loss of $105,000 in connection with a possible claim arising from the merger with API.

Note 13 — Loss per share:

     A reconciliation of basic loss per share to diluted earnings per share is presented below.

			Per share
	Net Loss	Shares	Amount

Seven months ended July 31, 2003:
Basic EPS
Loss available to common shareholders	$(1,898,316)	13,482,257	$(0.14)
Effect of Dilutive Securities Stock options and warrants	—	—	—

	$(1,898,316)	13,482,257	$(0.14)

Year ended December 31, 2002:
Basic EPS
Loss available to common shareholders	$(622,152)	6,070,376	$(0.10)
Effect of Dilutive Securities Stock options and warrants	—	—	—

	$(622,152)	6,070,376	$(0.10)

Note 14 — Income Taxes:

     Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

     Net deferred tax assets/(liabilities) consisted of the following components as of July 31, 2003:

	Current	Long-Term	Total

Seven months ended July 31, 2003:
Deferred tax assets:
Net operating loss carryforwards	$—	$1,600,000	$1,600,000

Deferred tax liabilities	—	—	—

	—	1,600,000	1,600,000
Valuation allowance	—	1,600,000	1,600,000

Net deferred tax asset	$—	$—	$—

     The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period. The valuation is allowance is based on the uncertainty of the Company’s ability to generate sufficient taxable income in future years to fully utilize the net operating loss carryforwards.

     The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the seven months ended July 31, 2003 and the year ended December 31, 2003 due to the following:

	Seven
	months	Year
	ended	ended
	07/31/2003	12/31/2002

Computed “expected” tax (expense)/benefit	$664,411	$217,753
Increase /(decrease) in income taxes resulting from:
Temporary differences	(664,411)	(217,753)

	$—	$—

     The Company has not filed tax returns for 2002 and 2001. Dependant upon the filing of the 2002 and 2001 tax returns, the Company will have net operating loss carryforwards of approximately $4,600,000, which begin to expire in 2002.

     The Tax Reform act of 1986 contains provisions which limit the ability to utilize net operating loss, capital loss, and various tax credit carryforwards in the case of certain events including significant changes in ownership interest. If the Company’s tax carryforwards are limited, and the Company has taxable income which exceeds the permissible yearly net operating loss carryforward, the Company would incur a federal income tax liability even though these loss carryforwards would be available in future years.

Note 15 — Pro-Forma Financial Information:

     The following pro-forma data summarizes the results of operations for the seven months ended July 31, 2003 and the year ended December 31, 2002, as if the mergers with API had been completed January 1, 2002:

	Seven
	months	Year
	ended	ended
	07/31/2003	12/31/2002

Net revenue	$94,312	$776,622
Operating loss	$(1,912,754)	$(536,859)
Loss per share — basic and diluted	$(0.08)	$(0.02)

Note 16 — Other Matters:

     Advertising costs:

          Advertising costs are expensed as incurred. Total advertising costs were approximately $40,000 and $96,412 for the seven months ended July 31, 2003 and the year ended December 31, 2002, respectively.

     Foreign Cash and Operations:

          The Company’s subsidiary Mobile Reach Technologies, GmbH maintains deposits in foreign accounts, not insured, in the amount of $20,541 and $11,419 at July 31, 2003 and December 31, 2002, respectively. This subsidiary had foreign sales $55,757 and $438,539 for the seven months ended July 31, 2003 and the twelve months ended December 31, 2002, respectively.

     Operating Leases:

          The Company leases office space and furnishings on a month to month basis. Rent expense incurred was $21,000 and $46,625 for the seven months ended July 31, 2003 and the year ended December 31, 2002, respectively.

EXHIBIT INDEX

The following documents are filed as part of this report:

2.1	Articles of Merger dated July 30, 2003 between Registrant and Asphalt Paving International, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 14, 2003.

2.2	Articles of Share Exchange dated July 31, 2003 between Registrant and Mobile Reach Technologies, Inc. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 14, 2003.

3.1	Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 14, 2003.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 14, 2003.

10.1	2003 Equity Compensation Plan of Registrant. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2003.

10.2	Executive Employment Agreement between Mobile Reach Technologies, Inc. and Michael Hewitt dated December 23, 2002. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 14, 2003.

10.3	Special Terms and Conditions of Employment between Mobile Reach Technologies, Inc. and Michael Hewitt dated December 23, 2002. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 14, 2003.

10.4	Amended Standard Terms of Employment between Mobile Reach Technologies, Inc. and Mark Lloyd dated January 1, 2003. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 14, 2003.

10.5	Amended Special Terms and Conditions of Employment between Mobile Reach Technologies, Inc. and Mark Lloyd, dated January 1, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 14, 2003.

16.1	Letter of Independent Auditor. Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on October 3, 2003.

21.1	Subsidiaries

23.1	Consent of Independent Auditors

31.1	Certificate of Chief Executive Officer pursuant to Section 302 Certifications

31.2	Certificate of Chief Financial Officer pursuant to Sections 302 Certifications

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxly Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxly Act of 2002.

Consent of Independent Auditors

We consent to the use of our report dated October 27, 2003, with respect to the financial statements of Mobile Reach International, Inc. included in the Annual Report on Form 10-KSB of Mobile Reach International, Inc. dated October 27, 2003, filed with the Securities and Exchange Commission.

                              /s/ Scharf Pera & Co., PLLC

Charlotte, North Carolina
October 27, 2003