Form 10QSB
period 2003-10-31
MOBILE REACH INTERNATIONAL INC
filed 2003-12-15
CIK 1069322

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2003

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the Transition Period from ______ to _____

Commission file number
000-29313

MOBILE REACH INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-0121007 (I.R.S. Employer Identification No.)

8000 Regency Parkway, Suite 660 Cary, North Carolina 27511
(Address of principal executive offices)

(919) 469-6997
(Issuer’s telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

     As of October 31, 2003, 23,893,364 shares of Common Stock, par value $0.0001 were outstanding.

PART 1 FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
BALANCE SHEET
OCTOBER 31, 2003
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$2,608
Accounts receivable	17,955
TOTAL CURRENT ASSETS	$20,563

FIXED ASSETS
Property and equipment	$85,388
Less: Accumulated depreciation	(45,140)
TOTAL FIXED ASSETS	$38,248

TOTAL ASSETS	$58,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$182,734
Accrued wages	246,879
Accrued payroll taxes and amounts withheld	221,714
Accrued interest	42,792
Current portion of long-term debt	4,075
Current portion of deferred revenue	612

TOTAL CURRENT LIABILITIES	$698,806
COMMITMENTS AND CONTINGENCIES	105,000
LONG-TERM DEBT
Note payable – net of current portion	$435,248
Note payable	555,321

TOTAL LONG-TERM DEBT	$990,569
STOCKHOLDERS’ EQUITY
Common stock	$3,571,288
Retained Earnings (deficit)	(5,306,852)

TOTAL STOCKHOLDERS’ EQUITY	$(1,735,564)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,811

MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
STATEMENT OF REVENUE AND EXPENSES
For the three months ended October 31, 2003
and the ten months ended October 31, 2003
(UNAUDITED)

	Three months ended	Ten Months Ended
	10/31/03	10/31/03

NET REVENUES	$56,766	$151,179
OPERATING EXPENSES:
Cost of revenues	144,819	330,102
Sales and marketing	116,974	355,932
General and administrative	436,616	1,852,871
Depreciation

Total operating expenses	698,409	2,538,905

NET REVENUE (LOSS) BEFORE INTEREST, TAXES DEPRECIATION	(641,643)	(2,387,726)

OTHER (EXPENSES)
Interest expense	14,693	48,977
Income taxes	-0-	1,386
Depreciation	4,905	16,465

Total including other expense	19,598	171,828

NET REVENUE (LOSS)	$(661,241)	$(2,559,554)

NET LOSS PER SHARE — BASIC AND DILUTED	(.028)	(.107)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,893,364

MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
STATEMENT OF RETAINED EARNINGS (DEFICIT)
OCTOBER 31, 2003
(UNAUDITED)

RETAINED EARNINGS (DEFICIT)
Beginning balance – December 31, 2002	$(2,747,268)
Net loss for the period	(2,559,554)

Ending balance – October 31, 2003	$(5,306,852)

MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS’ EQUITY
OCTOBER 31, 2003
(UNAUDITED)

CAPITAL STOCK:
Common Stock – issued and outstanding 23,893,364 shares	$3,571,288
RETAINED EARNINGS (DEFICIT)	$(5,306,852)

STOCKHOLDERS’ EQUITY	$(1,735,564)
Earnings (loss) per share for the period ended 10/31/03	$(.1071)

ITEM 2      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our business and results of operations in conjunction with the consolidated financial statements included herein. The results shown in this 10-QSB are not necessarily indicative of the results we will achieve in any future periods.

REVENUES

Our revenues primarily comprise of licensing and services fees, which we recognize as revenue when the product or services are provided to the client. The attached pro-forma consolidated financial data; is provided for comparative purpose only and does not claim to be indicative of the actual financial position or result of the Company’s carry forward operations.

Total revenue for the three-month period ended October 31st, 2003 was $55,442.00 thousand compared to $149,755 thousand reported for the ten month ending period October 31, 2003. Total Net loss for the three-month period was $661,241.00, or $.028 per diluted common share, compared to $.107 for the ten month ending period October 31, 2003.

The Cost of Sales associated with the delivery of our solutions is expected to decrease as the repeatable model is implemented with future customers. As a result, the company recognized an above average cost associated for the three-months ended October 31st 2003.

Our sales and marketing expenses consist primarily of compensation and related costs for ramping up efforts around sales, marketing, associated personnel, travel and entertainment and other related costs. We expect sales and marketing expenses to decrease as a percentage of sales as we continue to leverage our reseller relationships and strategic clients to further our sales and marketing initiatives.

SG&A for the three-month period ended October 31st 2003 was $553,590.00 consisting primarily of compensation, Professional fees including both legal and accounting. We expect our general and administrative expenses to decrease as a percentage of our annual revenues in the future if and as revenues increase.

LIQUIDITY AND CAPITAL RESOURCES

At October 31st, 2003, the Company had current assets of $58,811.00 and current liabilities of $698,806.00. Our independent auditors, who audited our financial statements for the period ended July 31, 2003, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholders’ deficit. In addition, the Company must deal with the litigation and claims described in Part II Item I of this Form 10-QSB under the heading “Legal Proceedings.”

In response to these issues, the Company has raised $490,000.00 in additional funds since August 1st, 2003. Since July 31, 2003, the additional capital has not improved the Company’s financial resources. Management believes it is imperative that the Company raise additional funds, to fund the Company’s operations, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for itself and its subsidiaries.

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

We are a relatively new company that is not yet profitable. We expect to continue to have substantial expenses before we earn significant income in excess of our expenses. The establishment of any new business involves expenses, difficulties, complications and delays. It is not possible for anyone, including the company, to predict with certainty what all of these expenses, complications and delays will be. The Company cannot guarantee that it will be able to overcome these obstacles, and cannot guarantee that it will ever be profitable.

We continue to incur substantial losses

We incurred a loss in the quarter ending October 31st 2003 of $661,241.00, and our cumulative losses as of October 31st 2003 was $2,559,554.00, we might never be profitable.

We depend upon a limited number of customers.

We anticipate that a significant portion of our revenues in 2003 will be derived from orders from a limited number of customers. In particular, we are highly dependent on our relationship with Duke University Medical Center. The timing of receipt, fulfillment and deployment of orders from Duke University Medical Center and other significant customers is likely to cause significant fluctuations in our operating results, especially on a quarterly basis. Further, if we were to lose any of these customers there would be a significant impact on our financial status

We are dependent on certain key personnel, including our Chief Executive Officer, Michael Hewitt.

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

Our founders, officers and directors beneficially own approximately 34% of our stock on a fully diluted basis; their interests could conflict with yours; significant sales of stock held by any or all of them could have a negative effect on our stock price; shareholders may be unable to exercise control.

As of October 31st, 2003, our founders, officers and directors beneficially owned approximately 34% of our common stock on a fully diluted basis. In addition, employees of the Company own additional shares and rights to acquire shares. As a result, the founders, officers and directors will have significant ability to:

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

Employees

The Company has 22 employees. Of these, eight are in technology development, three are mobility strategy consultants, five are in sales and marketing and six are management and administrative. The Company owes its employees approximately $114,000 of accrued salary. Raising capital and generating revenue to pay accrued salary and future salaries of current and future employees will be a necessary to retain and recruit the personnel the Company requires to achieve its goals.

PART II — OTHER INFORMATION

ITEM 1      LEGAL PROCEEDING

The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

On August 27, 2003, Aquent Partners, Inc. filed a complaint against the Company seeking damages for payment of $115,412.75 pursuant to a promissory note entered into by MRT; this complaint is still in litigation.

The Company has received a demand letter from counsel for a former employee requesting payment for services rendered by this former employee to MRT. This matter is the subject to pending settlement negotiations.

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

In connection with the merger with API, The Company has also received an unasserted claim for services from Hamilton Lehrer & Dargan PA, in connection with the merger. The Company believes that such possible claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

ITEM 2      CHANGE IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities

The securities described below represent securities of Mobile Reach International, Inc. sold by Mobile Reach International, Inc. during the three-month period ended October 31, 2003, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), all of which were issued by the Company pursuant to the exemption under Securities Act Section 4(2) and Regulation D, Rule 506. Underwriters were not involved in these transactions.

Private Placements of Common Stock

To obtain funding for our ongoing operations, we entered into a Private Placement under a subscription agreement with five accredited investors for the period ended October 31, 2003 for the sale of 1,244,688 shares of common stock for aggregate consideration of $250,0000.00.

ITEM 3      DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the stockholders of the Company during the reporting period.

ITEM 5      OTHER INFORMATION

None.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

31.     Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.     Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

Date: December 12, 2003	/s/ Michael J. Hewitt

Michael J. Hewitt,
President and Chief Executive Officer