Form 10QSB/A
period 2003-10-31
MOBILE REACH INTERNATIONAL INC
filed 2004-03-15
CIK 1069322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-QSB / A
                                 AMENDMENT NO.1


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934For the Quarterly Period Ended October 31, 2003


                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the Transition Period from        to
                                                ------    ------

                             Commission file number
                                    000-29313

                        MOBILE REACH INTERNATIONAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                       20-0121007
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


              8000 Regency Parkway, Suite 660 Cary, North Carolina
                                      27511
                     --------------------------------------
                    (Address of principal executive offices)

                                 (919) 469-6997
                            -------------------------
                           (Issuer's telephone number)




     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No
                                                                      ----  ----

     As of October 31, 2003, 23,636,180 shares of Common Stock, par value $0.0001 were outstanding

                          EXPLANATORY SUPPLEMENTAL NOTE

We have filed this Amendment on Form 10-QSB/A to restate and revise/update disclosure(s) and presentation of our Consolidated Financial Statements with notes for the three month ended October 31, 2003 and three month ended October 31, 2002. During the period ended October 31, 2003 the Company incorrectly accounted for certain financial information of one of its subsidiary.

This Amendment continues to reflect circumstances as of the date of the original filing of the Form 10-QSB, and we have not made any attempt to modify or update the disclosures contained therein to reflect events that occurred at a later date, except for the items related to the restatement and as otherwise expressly stated herein.

PART 1    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                                  BALANCE SHEET
                      FOR THE PERIOD ENDED OCTOBER 31, 2003
                                   (UNAUDITED)




                                                                        Three
                                                                    months ended
      Current Assets                                                  10/31/03
                                                                     ----------

                 Cash                                                   (39,289)
                 Accounts Receivable                                     16,334

      Total Current Assets                                              (22,955)

      Property and Equipment
                             Computer Equipment                          74,552
                             Furniture and Fixtures                      10,272

                             Accumulated Depreciation                   (45,997)
      Total Fixed Assets                                                 38,828
                                                                     ----------
      Other Assets

                 Total Deposits                                          17,000
                                                                     ----------

                                                                     ----------
TOTAL ASSETS                                                             32,873
                                                                     ==========


                                                                        Three
LIABILITIES & EQUITY                                                months ended
                                                                      10/31/03
                                                                     ----------

           Accounts Payable                                             183,131

           Other Current Liabilities
              Other                                                       1,313
              Payroll Liabilities                                       224,763

              Current Portion - L/T Debt                                  4,075
              Deferred Salaries                                         198,706
              Notes Payable                                             590,321

              Accrued Interest Payable                                   34,179
              Accrued Expenses                                          199,013
              Total Deferred Revenue                                     18,487

              Contingencies(1)                                          105,000
                                                                     ----------
           Total Current Liabilities                                  1,558,986
                                                                     ----------


                                                                        Three
                                                                    months ended
          Long Term Debt - Net of Current Portion                     10/31/03
                                                                     ----------

                       Notes Payable - L/T Debt                         423,147
                       Notes Payable - L/T - Equipment                   12,100
                                                                     ----------
          Total Long Term Liabilities                                   435,248
                                                                     ----------

      Total Liabilities                                               1,994,234
                                                                     ----------
      Equity
          Retained Earnings                                          (4,645,582)
          Common Stock - issued and outstanding 23,636,180 shares     3,501,288
          Net Income (LOSS)                                            (817,067)
                                                                     ----------
      Total Equity                                                   (1,961,361)
                                                                     ----------

TOTAL LIABILITIES & EQUITY                                               32,873
                                                                     ==========

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE PERIOD ENDED OCTOBER 31, 2003 AND 2002
                                   (UNAUDITED)



                                                                       API
                                                     Three            Three
                                                  months ended     months ended
                                                    10/31/03         10/31/02
                                                    --------         --------
      Ordinary Income/Expense
              Income
                  License Revenue                     23,467             --
                  Reseller Fees                       11,070             --
                  Annual Support Maintenance           1,474             --
                  Professional Services               16,100             --
                                                    --------
              Total Income                            52,111           (1,400)
                                                    --------

          Gross Profit                                52,111             --

          Cost of Sales

                      Development Salaries            98,837             --

          Sales & Marketing
                      Sales Salaries                  89,769             --
                      Commissions                     10,000             --
                      Marketing                        9,130             --
                                                    --------
                  Total  Sales & Marketing           108,899             --
                                                    --------

              G&A Expense
              Total G&A Expense                      649,601             --
                                                    --------

              Total Expenses                         857,337             --
      Net Ordinary Income                           (805,226)            --

      Other Expense
          Other Expense
                      Interest Expense                 6,079             --
                                                    --------
                  Depreciation Expense                 5,762             --

                                                    --------
          Total Other Expense                         11,841             --
                                                    --------

      Net Other Income                               (11,841)            --
                                                    --------

Net Income                                          (817,067)            --
                                                    ========

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                      FOR THE PERIOD ENDED OCTOBER 31, 2003
                                   (UNAUDITED)



                                                                     Three
                                                                  months ended
                                                                    10/31/03
                                                                    --------
          OPERATING ACTIVITIES

              Net Income                                            (817,067)
              Adjustments to reconcile Net Income
              to net cash provided by operations:
          Net cash provided by Operating Activities                 (236,362)

          INVESTING ACTIVITIES
          Net cash provided by Investing Activities                  (20,175)

          FINANCING ACTIVITIES
          Net cash provided by Financing Activities                  180,000
                                                                    --------

      Net cash increase for period                                   (76,537)

      Cash at beginning of period                                     37,249
                                                                    --------

Cash at end of period                                                (39,289)
                                                                    ========

NOTES TO FINANCIAL STATEMENTS
for Period Ended October 31, 2003


Note 1. Notes Payable

Disclose note payable amounts, interest and maturity dates

The Company has notes in the amount of $590,321 for the period ended October 31 2003 and carried forward from the seven month ended July 31 2003. Promissory Notes accumulated are made up of vendors and investors. Except notes noted below in the companies legal proceedings all notes are in good standing with interest bearing until paid. The Company believes that it will be able to fulfill upon such notes from its current revenues and capital raising activities


Note 2.

The Company is in default of various payables and claims of payables through its normal conduct of its business. The Company believes that such claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations. For the period ended October 31, 2003 the company has negotiated several if not most of the payable claims in arrears with schedules of payment or actual payments in full. The Company believes in its disclosure through its 10KSB and 8K filings that all claims have been disclosed in full at the time of the respective filing.


Note 3.

As of the first quarter ended October 31, 2003 the Company has not filed its Federal Tax returns for the years 2002 and 2001. The Company has continued to sustain losses and believe the carry forward losses will not adversely affect its potential tax liability. The Company has however with the assistance of its auditors filed the necessary paperwork (extension if applicable) with the Internal Revenue Service as of its last 10KSB, for the period ended July 31, 2003.


Note 4.

DEFERRED TAXES

We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets. Such realization could positively impact our operating results and cash flows from operating activities.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our business and results of operations in conjunction with the consolidated financial statements included herein. The results shown in this 10-QSB are not necessarily indicative of the results we will achieve in any future periods.

REVENUES

Our revenues primarily comprise of licensing and services fees, which we recognize as revenue when the product or services are provided to the client. The attached pro-forma consolidated financial data; is provided for comparative purpose only and does not claim to be indicative of the actual financial position or result of the Company's carry forward operations.

Total revenue for the three-month period ended October 31st, 2003 was $52,111.00 thousand compared to $(1,400) reported for the three month period ending October 31, 2002. Total Net loss for the three-month period ended October 31st, 2003 was $ 817,067 or $.035 per diluted common share.

The Cost of Sales associated with the delivery of our solutions is expected to decrease as the repeatable model is implemented with future customers. As a result, the company recognized an above average cost associated for the three-months ended October 31st 2003. Revenue mix for the three months ended October 31st, 2003 was attributable to 66.27% from software license fees, 2.83% from maintenance and support fees, and 30.9% from professional services fees.

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

SG&A for the three-month period ended October31st 2003 was $758,500.00 consisting primarily of compensation, Professional fees including both legal and accounting. We expect our general and administrative expenses to decrease as a percentage of our annual revenues in the future if and as revenues increase.

LIQUIDITY AND CAPITAL RESOURCES

At October 31st, 2003, the Company had current assets of $ 32,873 and current liabilities of $ 1,558,986. Our independent auditors, who audited our financial statements for the period ended July 31, 2003, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholders' deficit. In addition, the Company must deal with the litigation and claims described in Part II Item I of this Form 10-QSB under the heading "Legal Proceedings."

In response to these issues, the Company has raised $180,000.00 in additional funds since August 1st, 2003. Since July 31, 2003, the additional capital has not improved the Company's financial resources. Management believes it is imperative that the Company raise additional funds, to fund the Company's operations, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for itself and its subsidiaries.

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


We depend upon a limited number of customers.
We anticipate that a significant portion of our revenues in fiscal 2004 will be derived from orders from a limited number of customers. In particular, we are highly dependent on our relationship with Duke University Medical Center. The timing of receipt, fulfillment and deployment of orders from Duke University Medical Center and other significant customers is likely to cause significant fluctuations in our operating results, especially on a quarterly basis. Further, if we were to lose any of these customers there would be a significant impact on our financial status

We are dependent on certain key personnel, including our Chief Executive Officer, Michael Hewitt.
We are highly dependent on certain key individuals, including Michael Hewitt, our Chief Executive Officer, for management and operation. Our operations would suffer significantly if some or all of these individuals were to terminate their relationship with the company for any reason. Retaining these relationships will become even more important as we grow. We cannot assure you that we would be able to replace a key individual who terminated his or her relationship with the company. It would cost us more to replace a key individual than it costs us to retain these relationships. There is strong competition for recruitment of new technical personnel, in particular, and if we are unable to attract qualified personnel, we will be unable to grow or sustain its business. We do not have any key-man life insurance on our current employees.

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

We are subject to the penny stock rules, and therefore you may find it more difficult to sell your securities.
Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, deliver to the buyer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the liquidity of penny stocks. Our securities are subject to the penny stock rules, and thus investors in the offering may find it difficult to sell their securities.

Our founders, officers and directors beneficially own approximately 34 % of our stock on a fully diluted basis; their interests could conflict with yours; significant sales of stock held by any or all of them could have a negative effect on our stock price; shareholders may be unable to exercise control.
As of October 31ST, 2003, our founders, officers and directors beneficially owned approximately 34% of our common stock on a fully diluted basis. In addition, employees of the Company own additional shares and rights to acquire shares. As a result, the founders, officers and directors will have significant ability to:

     o    elect or defeat the election of our directors;

     o    amend or prevent amendment of our articles of incorporation or bylaws;

     o effect or prevent a merger, sale of assets or other corporate transaction; and

     o control the outcome of any other matter submitted to the stockholders for vote.

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

PART II - OTHER INFORMATION


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

The Company has also received a demand letter from the Administrative Receivers for Advance Banking Solutions Limited, a United Kingdom company, for claims by Advanced Banking Solutions against Asphalt Paving International, Inc. ("API"), which claims were transferred to the Company when API merged into the Company and are for certain license fees alleged to be owed by API in the amount of 65,000 (UK pounds), plus interest. With respect to the claim by Advance Banking Solutions Limited, the Company has an indemnification agreement with certain shareholders of API and has placed shares in escrow with the attorney for API to cover any liability of the Company with respect to these claims. Under the advisement and guidance of its Auditors, the company continues to carry the contingent liability from its July 31st 2003 audit on its Balance Sheet in the amount of $105,000.00.

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

ITEM 2    CHANGE IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities


The securities described below represent securities of Mobile Reach International, Inc. sold by Mobile Reach International, Inc. during the three-month period ended October 31, 2003, that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), all of which were issued by the Company pursuant to the exemption under Securities Act Section 4(2) and Regulation D, Rule 506. Underwriters were not involved in these transactions.


During the three months ended October 31st, 2003, the Company sold a total of 911,355 shares of its Common Stock:

     a) Securities Sold. On 09/10/03, 142,857 shares of Company Common Stock were sold
     b) Securities Sold. On 09/24/03, 192,308 shares of Company Common Stock were sold
     c) Securities Sold. On 10/03/03, 476,190 shares of Company Common Stock were sold
     d) Securities Sold. On 10/20/04 100,000 shares of Company Common Stock were sold


911,355 Each of the above Securities sold were during the Quarter but were not issued, therefore a line item in the balance sheet is reflective as paid in common stock that is a carry forward and will be reflective in the next quarter as part of the issued and outstanding.

ITEM 3      DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the stockholders of the Company during the reporting period.

ITEM 5    OTHER INFORMATION

99. Letter of Response to the Securities and Exchange Commission

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

Date: March 12, 2004                        /s/  Michael J. Hewitt
                                            ----------------------------------
                                                 Michael J. Hewitt,
                                                 President and
                                                 Chief Executive Officer