Form 10QSB
period 2004-01-31
MOBILE REACH INTERNATIONAL INC
filed 2004-03-15
CIK 1069322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarterly Period Ended January 31, 2004

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

                                 (919) 469-6997
                            -------------------------
                           (Issuer's telephone number)




     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

            Class                            Outstanding as of January 31, 2004
------------------------------               ----------------------------------
Common Stock, $.0001 par value                          25,699,918

                   INDEX OF CONSOLIDATED FINANCIAL STATEMENTS
                Mobile Reach International, Inc. and Subsidiaries


                                                                           Page
                                                                           ----
Consolidated Balance Sheet as of January 31, 2004 (unaudited)                3

Consolidated Statement of Operations for the three and six months
Ended January 31, 2004 and October 31, 2003 (unaudited)                      4

Consolidated Statement of Cash Flows for the Period Ended
January 31, 2004 and 2003 (unaudited)                                        5

Notes to Financial Statements                                                6

                          PART 1 FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                                  BALANCE SHEET
                      FOR THE PERIOD ENDED JANUARY 31, 2004
                                   (UNAUDITED)


                                                                       Three
                                                                    months ended
                                                                      1/31/04
                                                                    ----------
       Current Assets
                 Cash                                                   14,578
                 Accounts Receivable (3)                               395,629

      Total Current Assets                                             410,207
      Property and Equipment
                             Computer Equipment                        134,676
                             Furniture and Fixtures                     21,783
                             Vehicles                                  116,748


                             Accumulated Depreciation                  (92,693)
      Total Fixed Assets                                               180,514
                                                                    ----------
      Other Assets
                 Total Deposits
                                                                    ----------
                                                                        39,000
                                                                    ----------
TOTAL ASSETS                                                           629,722
                                                                    ==========


                                                                       Three
                                                                    months ended
                                                                      1/31/04
                                                                    ----------
LIABILITIES & EQUITY
           Accounts Payable                                            391,179
           Other Current Liabilities
              Other - Credit Cards                                      98,618
              Payroll Liabilities                                      356,030
              Current Portion - L/T Debt                                 4,075
              Deferred Salaries                                        191,416
              Wages Payable                                             36,125
              Notes Payable (4)                                        921,054
              Accrued Interest Payable                                  43,040
              Accrued Expenses                                         260,388
              Total Deferred Revenue                                    40,141
              Sales Tax Payable                                          3,422
              Contingencies (2)                                        105,000
                                                                    ----------
           Total  Current Liabilities                                2,450,487
                                                                    ----------



          Long Term Debt - Net of Current Portion
                       Notes Payable - L/T Debt                        423,147
                       Notes Payable - L/T - Equipment                  12,100
                                                                    ----------
          Total Long Term Liabilities                                  435,248
                                                                    ----------
      Total Liabilities                                              2,885,735
                                                                    ----------
      Equity
          Retained Earnings                                         (4,663,801)
          Common Stock - issued and outstanding 25,699,918 shares    3,893,328
          Net Income (LOSS)                                         (1,485,540)
                                                                    ----------
      Total Equity                                                  (2,256,013)
                                                                    ----------
TOTAL LIABILITIES & EQUITY                                             629,722
                                                                    ==========



                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE PERIOD ENDED JANUARY 31, 2004 AND OCTOBER 31 2003
                                   (UNAUDITED)



                                                                 Three           Three
                                                              months ended    months ended
                                                                1/31/04        10/31/03
                                                                --------       --------

                                                                --------       --------
      Ordinary Income/Expense
              Income
                  License Revenue                                 96,395         23,467
                  Software Licenses - Others                      37,900              0
                  Reseller Fees                                        0         11,070
                  Product Revenue                                 54,953              0
                  Product(H/W&S/W) Revenue                        12,834              0
                  Annual Support Maintenance                      14,171          1,474
                  Professional Services                           93,839         16,100
                                                                --------        --------
              Total Income                                       310,092         52,111

              Cost of Goods Sold
                      Development Salaries                       154,610         98,837
                      COGS - Other Product Licenses               82,638              0
                                                                --------       --------
                  Total Cost of Goods Sold                       237,248         98,837
                                                                --------       --------

              Total COGS                                         474,497         98,837
                                                                --------       --------

          Gross Profit                                            72,844        (46,727)
              Sales & Marketing
                  Sales & Marketing
                      Sales Salaries                             133,173         89,769
                      Commissions                                 30,000         10,000
                      Marketing                                   15,012          9,130
                                                                --------       --------
                  Total Sales & Marketing                        178,185        108,899
                                                                --------       --------

                                                                --------       --------
              Total G&A Expense                                  533,989        649,601
                                                                --------       --------

                                                                --------       --------
              Total  Expense                                     712,174        758,500
                                                                --------       --------

      Net Ordinary Income                                       {639,330)      (805,226)
      Other Income/Expense
          Other Expense

                  Depreciation Expense                            13,927          5,762
                  Interest Expense                                15,206          6,079
                                                                --------       --------
          Total Other Expense                                     29,132         11,841
                                                                --------       --------
      Net Other Income                                           (29,132)       (11,841)
                                                                --------       --------

Net Income           (LOSS)                                     (668,463)      (817,067)
                                                                --------       ========

                                            4



                   MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                                STATEMENT OF CASH FLOWS
                    FOR THE PERIOD ENDED JANUARY 31, 2004 AND 2003
                                      (UNAUDITED)



                                                            Three            Three
                                                         months ended     months ended
                                                            1/31/04         1/31/03
                                                           ========        --------
          OPERATING ACTIVITIES
              Net Income                                   (668,473)         (1,900)
              Adjustments to reconcile Net Income
              to net cash provided by operations:
              Services provided as capital contribution       1,900
              Common stock issued for services                  450
          Net cash provided by Operating Activities        (287,173)           --

          INVESTING ACTIVITIES
          Net cash provided by Investing Activities         (53,919)           --

          FINANCING ACTIVITIES
              Capital Stock                                 392,040            --
                                                           --------
          Net cash provided by Financing Activities         392,040            --
                                                           --------
      Net cash increase for period                           50,948            --

      Cash at beginning of period                           (36,370)           --
                                                           --------
Cash at end of period                                        14,578            --
                                                           ========

                                          5

NOTES TO FINANCIAL STATEMENTS
for Period Ended January 31, 2004

Note 1

During both the period ended October 31, 2003 and January 31, 2004, the Company issued shares through cash investments or employee stock option plan. For the period ended October 31, 2003 the Company had 23,636,180 shares issued and outstanding, not accounting for 911,355 shares that were part of the quarter end pain in common stock carryover. For the period ended January 31, 2004 the Company had 25,699,918 shares issued and outstanding. See item 2 Change in Securities and use of Proceeds.

Note 2

Under the advisement and guidance of its Auditors, the company continues to carry the contingent liability from its July 31st 2003 audit on its Balance Sheet in the amount of $105,000.00. The Company feels that the likelihood of such claim coming to contingency is just not foreseeable. The claim is from the Administrative Receivers for Advance Banking Solutions Limited, a United Kingdom company, for claims by Advanced Banking Solutions against Asphalt Paving International, Inc. ("API"), which claims were transferred to the Company when API merged into the Company and are for certain license fees alleged to be owed by API in the amount of 65,000 (UK pounds), plus interest. The Company is currently seeking a conclusion to the claim and ways to account for an adjustment in its balance sheet by fiscal year end, July 31, 2004. See Part II,
Item 1 Legal Proceeding.

Note 3

The Company Accounts Receivable for the period ended January 31, 2003, increased $379,950.00 from $15,679.00 to $395,629.00. The increase in the Companies receivables is a direct result of the acquisition of Waves Consulting Group, Inc., and the increase in new customers both subsidiaries garnered during the quarter. See the Management Discussion and Analysis for additional notes.

Note 4

for the period ended January 31, 2004 the Company has the following note outstanding,

     (a) A note in the amount of $40,000 was entered into on December 10, 2003 for thirty days with no interest payable
     (b) A note in the amount of $50,000 was also entered into on the same date in the amount of $50,000 due in thirty days with annual interest of 18%. To date for the period ending the accumulated interest due is $1,282
     (c) In September the Company entered into a note in the amount of $200,000. The note had an original repayment that was due November 2003, with no interest payable. The note holder and the company are working on some a repayment schedule as of the time of this filing.
     (d) On November 10, 2003 the company entered into a note in the amount of $50,000 with no interest payment 160 days from November 10,2003.
     (e) On December 10, 2003 the company entered into a note in the amount of $50,000 with interest in the amount of $1500.00 payable on or before January 10, 2003.
     (f) The Company has additional notes payable for services that are outlined in the companies Legal Proceedings.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our business and results of operations in conjunction with the consolidated financial statements included herein. The results shown in this 10-QSB are not necessarily indicative of the results we will achieve in any future periods.

REVENUES

Our revenues primarily comprise of licensing and services fees, which we recognize as revenue when the product or services are provided to the client. The unaudited consolidated financial data; is provided for comparative purpose only and does not claim to be indicative of the actual financial position or results of the Company's carry forward operations.

Revenues for the period ended January 31, 2004 was $310,092 representing an increase of almost 600% from $52,111.00 in the period ended October 31, 2003. The Companies deferred Revenues for the same period also increased 217% from $18,487.00 to $40,140.00

Total Net losses for the three-month period ending January 31st 2004 decreased by $148,604.00 to $668,463.00, or $.026 per diluted common share; compared to $817,067.00 or $.035 per diluted common share for the three-month ending period October 31, 2003.

Revenue mix for the three months ended January 31, 2004 was attributable to 43.31% from software license fees, 4.57% from maintenance and support, 21.86% from products made up of hardware related goods and 30.26% from Professional Services. This compares to 66.27% from software license fees, 2.83% from maintenance and support fees, and 30.9% from professional service fees for the three month period ended October 31, 2003. The increase in license revenue was due to higher volume of sales and product compatibility is further developed compared to the previous quarter.

The Cost of Sales associated with the delivery of our solutions is expected to decrease as the repeatable model is implemented with future customers. As a result, the company recognized an above average cost associated for the three-months ended January 31st 2004.

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

SG&A for the three-month period ended January 31st 2004 was $712,174.00 consisting primarily of compensation, Professional fees including both legal and accounting. We expect our general and administrative expenses to decrease as a percentage of our annual revenues in the future if and as revenues increase.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31st, 2004, the Company had current assets and liabilities of $629,722.00. Our independent auditors, who audited our financial statements for the period ended July 31, 2003, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholders' deficit. In addition, the Company must deal with the litigation and claims described in Part II Item I of this Form 10-QSB under the heading "Legal Proceedings." In response to these issues, the Company has raised $392,040.00 in additional funds since December 31, 2003. Cumulative since July 31, 2003, the Company has raised a total of $572,040.00 Management believes it is imperative that the Company raise additional funds, to fund the Company's operations and sales and marketing efforts, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for itself and its subsidiaries.

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

We have a limited operating history and are not yet profitable.
We are a relatively new public company that is not yet profitable. We expect to continue to have substantial expenses before we earn significant income in excess of our expenses. The establishment of any new business involves expenses, difficulties, complications and delays. It is not possible for anyone, including the company, to predict with certainty what all of these expenses, complications and delays will be. The Company cannot guarantee that it will be able to overcome these obstacles, and cannot guarantee that it will ever be profitable.

We continue to incur substantial losses
We incurred a loss in the quarter ending January 31st 2004 of $668,462.71, and our cumulative losses as of August 1st 2003 are $1,485,530.00, we may never be profitable.

We use to depend upon a limited number of customers.
The Company use to depend upon a limited number of customers in the period ended October 31, 2003, and prior. However with the recent acquisition of Waves Consulting Group, the Company has taken great strides to minimize that risk during the period ending January 31, 2004 and going forward. The Company anticipates that with the diverse customer based both in the enterprise and small to medium marketplace it's able to withstand customer churn in each of the sectors it's selling too. The Company is however highly dependant upon vendors to supply them with the goods and services it purchases for its customers as part of its complete mobile solution. Examples of some of these vendors are IBM, DELL, Cisco, and Microsoft. Severe delays from these vendors might have am impact on the companies' revenues and ability to withstand market shift and supply's level out.

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

Our founders, officers and directors beneficially own approximately 34 % of our stock on a fully diluted basis; their interests could conflict with yours; significant sales of stock held by any or all of them could have a negative effect on our stock price; shareholders may be unable to exercise control.
As of January 31st, 2004, our founders, officers and directors beneficially owned approximately 34% of our common stock on a fully diluted basis. In addition, employees of the Company own additional shares and rights to acquire shares. As a result, the founders, officers and directors will have significant ability to:

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

Employees

The Company as a whole has 32 total employees. Of these, thirty two employees the company has broken them down into their respective subsidiaries:

     17 work directly within Mobile Reach Technologies, Inc., as follows:
                  - Seven in sales and marketing
                  - Seven in Development and technology
                  - Three in Mobile Strategy


     9 work within the second subsidiary, Waves Consulting Group, Inc., as follows:
                  - Two administrative
                  - Seven telecom Engineers and support staff

The balance of the companies' employees work for the parent company (Mobile Reach International, Inc.), as executive and administrative. The Company continues to owe some of its past employees approximately $191,000 of accrued salary. Raising capital and generating revenue to pay accrued salary and future salaries of current and future employees will be a necessary to retain and recruit the personnel the Company requires to achieve its goals.


PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDING


The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

On August 27, 2003, Aquent Partners, Inc. filed a complaint against the Company seeking damages for payment of $115,412.75 pursuant to a promissory note entered into by MRT; this complaint is still in litigation and is set for mediation on May 5, 2004.

A Former employee of the Company has filed a complaint against the company seeking damages for services and expenses preformed for one of its subsidiaries (Mobile Reach Technologies, Inc.) The case has been filed at the Wake County Court house with a reply due no later than April 6, 2004 by the company as to how it pleads.

The Company prior to the merger received a demand letter from the Administrative Receivers for Advance Banking Solutions Limited, a United Kingdom company, for claims by Advanced Banking Solutions against Asphalt Paving International, Inc. ("API"), which claims were transferred to the Company when API merged into the Company and are for certain license fees alleged to be owed by API in the amount of 65,000 (UK pounds), plus interest. With respect to the claim by Advance Banking Solutions Limited, the Company has an indemnification agreement with certain shareholders of API and has placed shares in escrow with the attorney for API to cover any liability of the Company with respect to these claims.

In connection with the merger with API, The Company has received an unasserted claim for services from Hamilton Lehrer & Dargan PA, in connection with the merger. The Company believes that such possible claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations. MIGHT NEED TO ATTACH A LETTER THAT HAMILTON LEHER SENT US AS A EXHIBIT OR REMOVE THIS ENTIRE PARAGRAPH

ITEM 2    CHANGE IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities


The securities described below represent securities of Mobile Reach International, Inc. sold by Mobile Reach International, Inc. during the three-month period ended January 31, 2004, that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), all of which were issued by the Company pursuant to the exemption under Securities Act Section 4(2) and Regulation D, Rule 506. Underwriters were not involved in these transactions.

During the three months ended January 31, 2004, the Company issued the following securities:


     a) Securities Sold. In 12/15/03, 23,810 shares of Company Common Stock were sold
     b) Securities Sold. In 12/17/03, 23,810 shares of Company Common Stock were sold
     c) Securities Sold. In 12/23/03, 23,810 shares of Company Common Stock were sold
     d) Securities Sold. In 01/20/04, 500,000 shares of Company Common Stock were sold
     e) Securities Sold. In 01/21/04, 50,000 shares of Company Common Stock were sold
     f) Securities Sold. In 01/28/04, 500,000 shares of Company Common Stock were sold


     Each of the above Securities sold were during the Quarter and are reflective in the companies issued and outstanding common shares.


ITEM 3    DEFAULTS UPON SENIOR SECURITIES

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


Date: March 15, 2004                        /s/  Michael J. Hewitt
                                            ----------------------------------
                                                 Michael J. Hewitt,
                                                 President and
                                                 Chief Executive Officer