Form 10QSB
period 2004-04-30
MOBILE REACH INTERNATIONAL INC
filed 2004-06-17
CIK 1069322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF
               1934 for the Quarterly Period Ended April 30, 2004


                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the Transition Period from        to
                                                ------    -----

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
Yes [X]  No  [ ]


          Class                                 Outstanding as of April 30, 2004
------------------------------                  --------------------------------
Common Stock, $.0001 par value                             35,133,501

                   INDEX OF CONSOLIDATED FINANCIAL STATEMENTS
                Mobile Reach International, Inc. and Subsidiaries


                                                                            Page
                                                                            ----
Consolidated Balance Sheet as of April 30, 2004 (unaudited)                  3

Consolidated Statement of Operations for the three and six months
Ended April 30, 2004 and January 31, 2003 (unaudited)                        4

Consolidated Statement of Cash Flows for the Period Ended
April 30, 2004 and 2003 (unaudited)                                          5

Notes to Financial Statements                                                6



                        PART 1 FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENT


                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2004



                                                            4/30/04        7/31/03
                                                          (unaudited)     (Audited)
      Current Assets
                 Cash                                        46,241        37,249
                 Allowance For Bad Debt                     (14,962)         --
                 Accounts Receivable                        667,530        17,955
                 Total Other Current Assets                   4,328          --
      Total Current Assets                                  703,137          --
      Property and Equipment
                             Computer Equipment             133,147        75,888

                             Furniture and Fixtures          21,783          --
                             Vehicles                       120,747          --


                             Accumulated Depreciation        92,526       (40,235)
      Total Fixed Assets                                    183,152        35,653
                                                         ----------
      Other Assets
                 Total Deposits                              34,000          --
                                                         ----------

                                                         ----------
TOTAL ASSETS                                                920,288        90,856
                                                         ==========

LIABILITIES & EQUITY
           Accounts Payable                                 654,003        11,121
           Accounts Payable - Stockholder                    45,070          --
           Other Current Liabilities
              Other - Credit Cards                             --            --
              Payroll Liabilities                           386,673        56,097
              Current Portion - L/T Debt                     35,781        14,460
              Deferred Salaries                             191,416       250,180
              Wages Payable                                  57,655          --
              Notes Payable (3/4)                           625,496       315,321
              Accrued Interest Payable                       77,710        28,099
              Accrued Expenses                               33,517       199,013
              Total Deferred Revenue                         39,773           612
              Sales Tax Payable                               3,551          --
              Contingencies (6)                                --         105,000
                                                         ----------
           Total  Current Liabilities                     2,150,645       979,903
                                                         ----------

          Long Term Debt - Net of Current Portion
                       Notes Payable - L/T Debt             507,264       423,147
                       Convertible Debentures (5%)          525,000          --
                       Notes Payable - L/T - Equipment       12,100        12,100
                       Stock Warrants Issued                    160          --
          Total Long Term Liabilities                     1,044,524       435,247
                                                         ----------
      Total Liabilities                                   3,195,169     1,415,150
      Equity
          Retained Earnings                              (4,645,582)   (4,645,582)
          Common Stock (5)                                4,414,489     3,321,288
          Net Income (LOSS)                              (2,043,788)         --
                                                         ----------
      Total Equity                                       (2,274,881)   (1,324,294)
                                                         ----------
TOTAL LIABILITIES & EQUITY                                  920,288        90,856
                                                         ==========


                 See Notes to consolidated financial statements

                                       3



                              MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF OPERATIONS
                            THREE MONTH ENDED APRIL 30, 2004 AND APRIL 30, 2003.
                    NINE MONTHS ENDED APRIL 30, 2004 AND NINE MONTHS ENDED APRIL 30, 2003
                                                 (UNAUDITED)


                                                   Three months  Three months    Nine months    Nine months
                                                      ended          ended          ended          ended
                                                    4/30/2004      4/30/2003      4/30/2004      4/30/2003
                                                   -----------    -----------    -----------    -----------

                                                   -----------    -----------    -----------    -----------
     Ordinary Income/Expense
            Income
                License Revenue                         68,531                       188,393
                Software Licenses - Others                --                          37,900
                Reseller Fees                             --                          11,070
                Product Revenue                        635,599                       690,551
                Product(H/W&S/W) Revenue                  --                          12,834
                Annual Support Maintenance              17,729                        33,374
                Commission Income                          554                           554
                Professional Services                  163,912                       273,841
                                                   -----------                   -----------    -----------
            Total Income                               886,325                     1,248,517
            Cost of Goods Sold
                   Development Salaries                 78,076                       331,524
                   Product (H/W)                       413,361                       413,361
                   Finders Fee                           2,534                         2,534
                   Sub-Contractors (Consultants)         6,963                         6,963
                   COGS - Other Product Licenses       215,088                       305,183
                                                   -----------                   -----------    -----------
                Total Cost of Goods Sold               716,023                     1,059,565
                                                   -----------                   -----------    -----------
            Total COGS                                 716,023                     1,059,565
                                                   -----------                   -----------    -----------
         Gross
         Profit                                        170,302                       188,952

                Sales & Marketing
                   Sales Salaries                       96,021                       318,963
                   Commissions                          18,300                        58,300
                   Marketing                           (36,663)                      (12,522)
                                                   -----------                   -----------    -----------
                Total Sales & Marketing                 77,658                       364,742
                                                   -----------                   -----------    -----------

                                                   -----------                   -----------    -----------
            Total G&A Expense                          657,113                     1,834,822
                                                   -----------                   -----------    -----------

                                                   -----------                   -----------    -----------
            Total  Expense                             734,771                     2,199,564
                                                   -----------                   -----------    -----------
     Net Ordinary Income (loss)                       (564,468)                   (2,010,611)

     Other Income/Expense
         Other Expense                                                 25.037                        26,937
                Depreciation Expense                    15,207                        33,249
                Interest Expense                        57,400                        78,934
                Interest Income                           (154)                         (154)
                Other Expense                             --                          26,148
                Other Income                          (105,000)                     (105,000)
                                                   -----------                   -----------    -----------
         Total Other (Income) Expense                  (32,546)       (25,037)        33,177        (26,937)
                                                   -----------                   -----------    -----------
     Net Other
     Income                                             32,546         25,037        (33,177)        26,937
                                                   -----------                   -----------    -----------
Net Loss                                              (531,922)       (25,037)    (2,043,788)       (26,937)
                                                   -----------                   ===========    ===========
                Weighted average  number of
                shares of common stock
                outstanding                         31,310,743     20,020,373     26,422,589      9,499,191
                                                   -----------                   -----------    -----------
                Loss per share                           (0.02)         (0.00)        (0.077)         (0.00)
                                                   -----------                   -----------    -----------


                               See Notes to consolidated financial statements

                                                     4



                   MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED APRIL 30, 2004 AND APRIL 30, 2003
                                      (UNAUDITED)


                                                           Nine months    nine months
                                                             ended           ended
                                                             4/30/04        4/30/03
                                                           ==========

                                                           ----------
          OPERATING ACTIVITIES
              Net Income (loss)                            (2,043,788)      (26,937)
              Net cash provided by Operating Activities:      469,568         2,400
              Common stock issued for services                   --          24,537
              Total Adjustments                                  --          26,937

          INVESTING ACTIVITIES
          Net cash provided by Investing Activities           (54,005)         --

          FINANCING ACTIVITIES
          Net cash provided by Financing Activities         1,634,294          --
                                                           ----------
      Net cash increase for period                              6,069          --

      Cash at beginning of period                              40,172          --
                                                           ----------
Cash at end of period                                          46,241          --
                                                           ==========


                 See Notes to consolidated financial statements

                                       5

NOTES TO FINANCIAL STATEMENTS
for Period Ended April 30, 2004

Note 1 - Summary of Significant Accounting Policies:
----------------------------------------------------

    Principles of consolidation:

          The accompanying consolidated financial statements include the accounts of Mobile Reach Solutions, Inc, Mobile Reach Technologies, Inc. and its subsidiary company, Mobile Reach Technologies, GmbH (German Company), after elimination of inter-company accounts and transactions. The consolidation of Mobile Reach Solutions, Inc. into Mobile Reach International, Inc. does not include recognition of goodwill.

Note 2 - Going Concern:
-----------------------

     As shown in the accompanying financial statements, the Company has sustained a substantial net loss of $531,922 during the nine months ended April 30, 2004. Also, the Company, as of October 1, 2003, is in default on certain notes payable, payroll taxes and other payables. As a result, cash available is not sufficient to support the Company's operations for the next year. In order to meet the cash requirements for the remainder of the year, the Company needs to raise more capital through public or private financing. At the present time, the Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company raises capital in the future, it is probable that it will result in substantial dilutions to stockholders interests. These factors create substantial doubt as to the Company's ability to continue as a going concern.

     The Company continues its efforts to complete the necessary steps in order to meet its cash flow requirements throughout the fiscal year 2004 and to continue the development and commercialization of its products and services. Management's plans in this regard include, but are not limited to, the following:

     1. The company has continued to raise capital to address its cash flow issue. The company is also seeking solutions by way of accounts receivable factoring and bridge note or notes to fund the company's cash needs. Although there can be no guarantee the company can raise the necessary funds to cash flow its business, its management has undergone cost cutting measures operationally during the reporting quarter. The management also is of believe its going forward business plan and strategic direction will improve the company's cash flow problems.

     2. The Company has utilized the credit facilities of personal management to secure products for company customers. Additionally the company is utilizing receivable factoring services from one of the company's board members as well as a factoring finance company.

Management believes that actions presently being taken will generate sufficient revenues to provide positive cash flows from operations and that sufficient capital will be available, when required, for future realization of its plans. However, no assurances can be given that the newly merged company will continue as a going concern without the successful completion of additional financing. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Notes Payable:
-----------------------

Notes payable at April 30, 2004 consisted of the following:

Note payable dated December 10, 2003; bearing interest at 6.00        $ 40,000
percent through January 9, 2004; in default at April 30, 2004 as all principal and interest was due January 9, 2003;

Note payable dated September 9, 2003; bearing a fixed interest        $230,000
from September 10, 2003 to November 9th 2003 and additional interest of 6.00 percent from November 1 2003 through April 30,
2004; in default at April 30, 2004 as all principal and interest was due November 9, 2003;

Note payable dated November 10, 2003; bearing interest at 6.00        $ 50,000
percent through April 16, 2004; indefault at April 30, 2004 as all principal and interest was due April 16, 2004;

Note payable dated August 1,, 2003; bearing interest at 6             $ 35,000
percent; in default at April 30, 2004 as all principal and interest was due January 10, 2004.

Note payable dated July 17, 2003 to vendor; bearing interest           115,413
at 5 percent; in default at October 1, 2003 as all principal and interest was due August 18, 2003.

Note payable for accrued wages; bearing interest at 6                   49,908
percent; due and payable with interest at the earliest of             --------
(a) Company obtaining debt or equity funding greater than $1,000,000 in a quarter or (b) Company earns revenues of $1,000,000 in a quarter.

Note payable to the former owner of Waves Consulting Group, Inc.       105,464
                                                                      --------
                                                                      $625,496
                                                                      ========

Note 4 - Long-Term Debt:
------------------------
Long-term debt at April 30, 2004 consisted of the following:

-------------------------------------------------------------- -----------------
Capitalized leases dated January 2001; payable in 36               $      918
installments of $249 including interest at $918
approximately 20 percent; collateralized by office equipment costing $5,981
-------------------------------------------------------------- -----------------
Note payable to assignees of a former officer in redemption        $  395,000
of 6,000,000 shares of common stock; interest at 5 percent;
payable in three annual installments including interest
beginning April 30, 2005
-------------------------------------------------------------- -----------------
Note payable to assignees of a former officer and director         $   31,450
for accrued salary; interest at 5 percent; payable in three
annual installments including interest beginning April 30,
2005
-------------------------------------------------------------- -----------------
Note payable dated March 2003; payable in 36 installments of       $    4,899
$203 including Interest at approximately 20 percent
collateralized by office equipment costing $4,981
-------------------------------------------------------------- -----------------
Note payable dated June 2003; payable in 36 installments of        $    3,173
$129 including interest at $3,173 approximately 20 percent;
collateralized by office equipment costing $3,173
-------------------------------------------------------------- -----------------
Note payable dated June 2003; payable in 48 monthly                $    3,883
installments of $128 including interest at approximately 20
percent; collateralized by office equipment costing $3,883.
-------------------------------------------------------------- -----------------
Notes payable for 60 month installments including interest            104,750
at approximately 6.99 percent interest, collateralized by
company vehicles costing $104,750
-------------------------------------------------------------- -----------------
Convertible Debentures dated February 27, 2004 accruing five          525,000
percent interest, maturing in 2007.
-------------------------------------------------------------- -----------------
Warrants associated with financing dated February 27, 2004                160
-------------------------------------------------------------- -----------------
Company (Mobile Reach Technologies, GmbH) subsidiary - other
current liabilities                                                $   11,072
                                                                   ----------
-------------------------------------------------------------- -----------------
                                                                   $1,080,305
-------------------------------------------------------------- -----------------
Less current portion                                               $   35,781
                                                                   ----------
-------------------------------------------------------------- -----------------
                                                                   $1,044,524
                                                                   ----------
-------------------------------------------------------------- -----------------

Note 5 - Shares Outstanding:
----------------------------
During the period ended April 30, 2004 the company issued 9,994,340 shares through equity investments, employee stock options, incentive options and warrants. For the period ended January 31, 2004 the Company had 25,699,918 shares issued and outstanding. For the period ended October 31, 2003 the Company had 23,636,180 shares issued and outstanding, not accounting for 911,355 shares that were part of the quarter end January 31, 2004 in common stock carryover. For the nine month period ended April 30, 2004, the Company has raised $ 1,112,556 in equity and $525,000., in convertible debentures. See item 2 Change in Securities and use of Proceeds.

Note 6 - Contingent Liability:
------------------------------
The company has removed the contingent liability from its April 30, 2004 Balance Sheet in the amount of $105,000.00. The Company has been indemnified by the former majority holder of Asphalt Paving to defend against and accept any possible liability. The original potential claim is from the Administrative Receivers for Advance Banking Solutions Limited, a United Kingdom company, for potential claims by Advanced Banking Solutions against Asphalt Paving International, Inc. ("API"), which claims were transferred to the Company when API merged into the Company and are for certain license fees alleged to be owed by API in the amount of 65,000 (UK pounds), plus interest.


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

Revenues for the period ended April 30, 2004 was $886,325 representing an increase 185% from $310,092 in the period ended January 31, 2004. The Companies deferred Revenues for the same period slightly decreased from $40,141 to $39,773.

Total Net losses for the three-month period ending April 30, 2004 decreased by $136,541 to $ 531,922, or $0.02 per diluted common share; compared to $668,463 or $.026 per diluted common share for the three-month ending period January 31, 2004.

Revenue mix for the three months ended April 30th, 2004 was attributable to 7.73% from software license fees, 2.0% from maintenance and support, 71.71% from products made up of hardware related goods and 18.49% from Professional Services. This compares to 43.31% from software license fees, 4.57% from maintenance and support fees, and 30.26% from professional service fees for the three month period ended January 31st, 2004. The increase in license revenue was due to higher volume of sales and product compatibility is further developed compared to the previous quarter.

The Cost of Sales associated with the delivery of our solutions is expected to decrease as the repeatable model is implemented with future customers. As a result, the company recognized an above average cost associated for the three-months ended April 30th 2004, due in part to higher than average hardware sales typically resulting in lower industry average margins.

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

SG&A for the three-month period ended April 30th 2004 was $734,771.00 consisting primarily of compensation, Professional fees including both legal and accounting. We expect our general and administrative expenses to decrease as a percentage of our annual revenues in the future if and as revenues increase.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2004, the Company had assets and liabilities of $920,288. Our independent auditors, who audited our financial statements for the period ended July 31, 2003, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholders' deficit. In addition, the Company must deal with the litigation and claims described in Part II Item I of this Form 10-QSB under the heading "Legal Proceedings." In response to these issues, the Company has raised $525,000 in convertible debentures on February 27th 2004. Management believes it is imperative that the Company raise additional funds, to fund the Company's operations and sales and marketing efforts, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for itself and its subsidiaries.

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

We have a limited operating history and are not yet profitable.
We are a relatively new public company that is not yet profitable. We expect to continue to have substantial expenses before we earn significant income in excess of our expenses. The establishment of any new business involves expenses, difficulties, complications and delays. It is not possible for anyone, including the company, to predict with certainty what all of these expenses, complications and delays will be. The Company cannot guarantee that it will be able to overcome these obstacles, and cannot guarantee that it will ever be profitable. We continue to incur substantial losses We incurred a loss in the quarter ending April 30th 2004 of $531,922. and our cumulative losses for the nine months period ended April 30, 2004 is $2,043,788.

In the Past we depended upon a limited number of customers.
The Company use to depend upon a limited number of customers in the period ended January 30, 2004, and prior. However with the recent acquisition of Waves Consulting Group, (Now Mobile Reach Solutions, Inc.) the Company has taken great strides to minimize that risk during the period ending January 31, 2004 and going forward. The Company anticipates that with the diverse customer based both in the enterprise and small to medium marketplace it's able to withstand customer churn in each of the sectors it's selling too. The Company is however highly dependant upon vendors to supply them with the goods and services it purchases for its customers as part of its complete mobile solution. Examples of some of these vendors are IBM, DELL, Cisco, and Microsoft. Service delays from these vendors might have am impact on the companies' revenues and ability to withstand market shift and supply's level out.

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

Our founders, officers and directors beneficially own approximately 34% of our stock on a fully diluted basis; their interests could conflict with yours; significant sales of stock held by any or all of them could have a negative effect on our stock price; shareholders may be unable to exercise control.
As of April 30th, 2004, our founders, officers and directors beneficially owned approximately 34% of our common stock on a fully diluted basis. In addition, employees of the Company own additional shares and rights to acquire shares. As a result, the founders, officers and directors will have significant ability to:

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


Employees


During the period ended April 30, 2004 the Company re-aligned its employees as part of both a cost cutting measure and subsidiary restructuring. We reduced our workforce from 32 employees down to 26 during the period. Of these, twenty-six employees the company has broken them down into their respective subsidiaries:


9 work directly within Mobile Reach Technologies, Inc., as follows:
- One in Management & Administrative
- Two in Sales and Marketing
- Six in Development and Technology

9 work within the second subsidiary, Mobile Reach Solutions, Inc. formally Waves Consulting Group, Inc., as follows:
- Two Management & administrative
- Four in Telecom Engineers and Support Staff.
- Three in Sales and Marketing


The balance of the companies' employees (eight), work for the parent company, Mobile Reach International, Inc. as executive and administrative. The Company continues to owe some of its past employees approximately $191,000 of accrued salary. The Company continues to raise capital and generate revenues to pay accrued salary and future salaries of current and future employees as necessary to retain and recruit the personnel the Company requires to achieve its goals.

The Company Accounts Receivable for the period ended April 30, 2003, increased $256,939.00 from $395,629.00 to $652,568.00. The increase in the Companies receivables is a directly attributed to the increase in new customers both subsidiaries garnered during the quarter. See the Management Discussion and Analysis for additional notes.

PART II - OTHER INFORMATION

ITEM 1         LEGAL PROCEEDING


The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.


On August 27, 2003, Aquent Partners, Inc. filed a complaint against the Company seeking damages for payment for services in the amount of $115,412.75 pursuant to a promissory note entered into by MRT. Aquent Partners, Inc was awarded a judgment in the amount plus any applicable interest until paid in full. The Company and its legal council have been working on options to resolve this complaint. The liability is included in the company's balance sheet.

A Former employee of the Company has filed a complaint against the company seeking damages for services and expenses preformed for one of its subsidiaries (Mobile Reach Technologies, Inc.) The case has been filed at the Wake County Courts. At the time of this 10-QSB filing, the company has negotiated a settlement that will be effectively shown in the fourth quarter filing to the Securities and Exchange Commission. The liability is included in the company's balance sheet.




ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities


The securities described below represent securities of Mobile Reach International, Inc. sold by Mobile Reach International, Inc. during the three-month period ended April 30, 2004, that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), all of which were issued by the Company pursuant to the exemption under Securities Act Section 4(2) and Regulation D, Rule 506. Underwriters were not involved in these transactions.

During the three months ended April 30, 2004, the Company issued the following securities:

     a) Securities issued - 453,125 shares of Company Common Stock were issued to seven entities in connection with an investment dated February 27th 2004.

     b) Securities issued - 1,300,000 shares were issued in connection with the acquisition of Waves Consulting Group, Inc.

     c) Securities issued - 2,320,000 shares of Company Common Stock were sold in connection with fund raising activities from the company's private placement memorandum.

     d) Options Granted/Exercised - 449,965 shares of Company Common Stock were exercised and issued to company's employees.

     e) Convertible Debentures/Warrants issued - 3,281,250 in connection with fund raising activities dated February 27th 2004.

     f)   Options Granted/Exercised - 990,000 shares of Company Common Stock

     g) Warrants issued - 1,200,000 warrants were issued in connection with three notes entered into by company during the period.


     Each of the above Securities were sold or issued during the Quarter and are reflective in the companies issued and outstanding common shares.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the stockholders of the Company during the reporting period.

ITEM 5      OTHER INFORMATION

None.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

Exhibit             Descripition
-------             ------------
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


Date: June 15, 2004                         /s/  Michael J. Hewitt
                                            ----------------------------------
                                                 Michael J. Hewitt,
                                                 President and
                                                 Chief Executive Officer