Form 10QSB/A
period 2003-10-31
MOBILE REACH INTERNATIONAL INC
filed 2004-10-18
CIK 1069322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB / A
                                 AMENDMENT NO.2


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

                          PART 1 FINANCIAL INFORMATION


ITEM 1      FINANCIAL STATEMENTS

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                                  BALANCE SHEET

                 FOR THE PERIOD ENDED OCTOBER 31, 2003 AND 2002
                                   (UNAUDITED)



                                                                         Three
                                                                         months
                                                                         ended
                                                                        10/31/03
Current Assets
          Cash                                                          (39,289)
          Accounts Receivable                                            16,334

Total Current Assets                                                    (22,955)

Property and Equipment
              Computer Equipment                                         74,552
              Furniture and Fixtures                                     10,272

              Accumulated  Depreciation                                 (45,997)

Total Fixed Assets                                                       38,828
                                                                     ----------
Other Assets

          Total Deposits                                                 17,000
                                                                     ----------
                                                                     ----------

TOTAL ASSETS                                                             32,873
                                                                     ==========


LIABILITIES & EQUITY

          Accounts Payable                                              183,131

          Other Current Liabilities
              Other                                                       1,313
              Payroll Liabilities                                       224,763

              Current Portion - L/T Debt                                  4,075
              Deferred Salaries                                         198,706
              Notes Payable                                             590,321
              Accrued Interest Payable                                   34,179
              Accrued Expenses                                          199,013
              Total Deferred Revenue                                     18,487

              Contingencies(1)                                          105,000
                                                                     ----------
          Total Current Liabilities                                   1,558,988
                                                                     ----------
                                                                     ----------
     Long Term Debt - Net of Current Portion
              Notes Payable - L/T Debt                                  423,147
              Notes Payable - L/T - Equipment                            12,100
                                                                     ----------

          Total Long Term Liabilities                                   435,248
                                                                     ----------

     Total Liabilities                                                1,994,234
                                                                     ----------
     Equity
          Retained Earnings                                           4,645,582)
          Common Stock - issued and outstanding 23,636,180 shares     3,501,288
          Net Income (LOSS)                                            (817,067)
                                                                     ----------

    Total Equity                                                      1,961,361)
                                                                     ----------

TOTAL LIABILITIES & EQUITY                                               32,873
                                                                     ==========

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE PERIOD ENDED OCTOBER 31, 2003 AND 2002
                                   (UNAUDITED)



                                               Three months       Three months
                                               ended 10/31/03     ended 10/31/02
                                               ==============     ==============
                                               ==============     ==============

Ordinary Income/Expense
     Income
          License Revenue                          23,467                --
          Software Licenses - Others                 --                  --
          Reseller Fees                            11,070                --
          Product Revenue                            --                  --
          Product(H/W&S/W) Revenue                   --                  --
          Annual Support Maintenance                1,474                --
          Professional Services                    16,100                --

                                                  -------             -------
     Total Income                                  52,111              (1,400)

     Cost of Goods Sold
              Development Salaries                 98,837                --
              COGS - Other Product Licenses          --                  --
                                                  -------             -------

          Total Cost of Goods Sold                 98,837                --
                                                  -------             -------

     Total COGS                                    98,837                --
                                                  -------             -------
  Gross Profit                                    -46,727                --
     Sales & Marketing
     Sales & Marketing
          Sales Salaries                           89,769                --
          Commissions                              10,000                --
          Marketing                                 9,130                --
          Total Sales & Marketing                 108,899                --
                                                  -------             -------
                                                  -------             -------
          Total G&A Expense                       649,601                --
                                                  -------             -------
                                                  -------             -------
          Total  Expense                          758,500                --
                                                  -------             -------

     Net Ordinary Income
                                                 -805,226                --
     Other Income/Expense
            Other Expense

              Depreciation Expense                  5,762                --
              Interest Expense                      6,079                --
                                                  -------             -------
     Total Other Expense                           11,841                --
                                                  -------             -------

  Net Other Income                                -11,841                --
                                                  -------             -------

Net Income                                        -817,067               --
                                                  -------             =======



                      MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                                   STATEMENT OF CASH FLOWS
                       FOR THE PERIOD ENDED OCTOBER 31, 2003 AND 2002
                                         (UNAUDITED)



                                                           Three months       Three months
                                                           ended 10/31/03     ended 10/31/02
                                                           --------------     --------------


      OPERATING ACTIVITIES

              Net Income                                      (817,067)           (1,400)
              Adjustments to reconcile Net Income
              to net cash provided by operations:                                                                      --
              Services provided as capital contribution                              150
              Common stock issued for services                                       450
              Increase (decrease) in accounts payable                              1,250
              Total adjustments                                                    1,400

          Net cash provided by Operating Activities           (236,362)             --

          INVESTING ACTIVITIES
          Net cash provided by Investing Activities            (20,175)             --

          FINANCING ACTIVITIES
          Net cash provided by Financing Activities            180,000              --
                                                              --------          --------

      Net cash increase for period                             (76,537)             --


      Cash at beginning of period                               37,249              --
                                                              --------          --------

Cash at end of period                                          (39,289)             --
                                                              ========          ========



NOTES TO FINANCIAL STATEMENTS
for Period Ended October 31, 2003

Note 1. Notes Payable
The Company has notes in the amount of $590,321 for the period ended October 31 2003 and carried forward from the seven month ended July 31 2003. Promissory Notes accumulated are made up of vendors and investors. Except notes noted below in the companies legal proceedings all notes are in good standing with interest bearing until paid. The Company believes that it will be able to fulfill upon such notes from its current revenues and capital raising activities


Note 2.
The Company is in default of various payables and claims of payables through its normal conduct of its business. The Company believes that such claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations. For the period ended October 31, 2003 the company has negotiated several if not most of the payable claims in arrears with schedules of payment or actual payments in full. The Company believes in its disclosure through its 10KSB and 8K filings that all claims have been disclosed in full at the time of the respective filing.


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

Note 4
For the period ended October 31, 2002 the Company operated as A Development Stage Company. Therefore the Comparative Consolidated Statement of Operations are for comparison only and are not intended to indicate the performance of the Company on a going forward basis.

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


Date: March 12, 2004                        /s/  Michael J. Hewitt
                                            -----------------------------------
                                                 Michael J. Hewitt
                                                 President and
                                                 Chief Executive Officer