Form 10KSB/A
period 2003-07-31
MOBILE REACH INTERNATIONAL INC
filed 2004-11-09
CIK 1069322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  Form 10-KSB/A
                                 Amendment No. 1


            ANNUALREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        MOBILE REACH INTERNATIONAL, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                     20-0121007
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employee Identification No.)
 incorporation or organization)

              8000 REGENCY PARKWAY, SUITE 430, CARY, NORTH CAROLINA      27511
                     --------------------------------------            --------
                    (Address of principal executive offices)          (Zip Code)

                    Issuer's telephone number (919) 469-6997

         Securities registered under Section 12(b) of the Exchange Act:

          Title of each Class         Name of each exchange on which registered
                 None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.0001
                                 ---------------
                                (Title and Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 1, 2003 was $ 5,080,321.44

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


     23,636,180 SHARES COMMON STOCK, PAR VALUE $0.0001 WERE OUTSTANDING AS OF JULY 31, 2003.

                                     Part I

Item 1. Description of Business

Company History

Mobile Reach International, Inc. (the "Company") was incorporated in the State of Delaware in July 2003. At the time of incorporation, the Company was a wholly-owned subsidiary of Asphalt Paving International, Inc. ("API"), a company incorporated in the State of Florida in January 1998. API's shares were publicly traded, but API conducted no active business.

Immediately following the incorporation of the Company, API merged into the Company and the shareholders of API owned all the stock of the Company. As a result of the merger, the Company was the surviving corporation in the merger, the state of incorporation of the corporate entity owned by API's shareholders was changed to Delaware and the Company's shares became publicly traded on the Over-the-Counter Bulletin Board.

Immediately after the merger with API, the Company acquired all the shares of Mobile Reach Technologies, Inc. ("MRT"), a North Carolina corporation, in a share exchange with all the shareholders of MRT. As a result of the share exchange, MRT became a wholly owned subsidiary of the Company.

The Company conducts all its business through its subsidiary, Mobile Reach Technologies, Inc. (MRT). The Company and MRT are also hereafter collectively referred to as the Company or Mobile Reach or the Registrant.

MRT, which was incorporated in North Carolina in July 2000, continues to conduct the business conducted prior to the share exchange. MRT has developed and sold mobile technology and services for information systems and communications networks. In late 2000, MRT acquired its wholly-owned subsidiary, Mobile Reach Technologies, GmbH ("MRT-GERMANY"), which is located in Germany, to market the Company's products and services to the European market. The Company will continue to conduct business through MRT and MRT-Germany.

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

Professional Services

A key component of our business strategy is to provide professional services based on industry recognized best practices that enable our customers to understand mobility solutions, define solutions that achieve specific goals that will work for their business, and then successfully develop and implement solutions. Mobile Reach plans to meet these objectives by providing the following services:

     o    Mobile Strategy Development and Assessment

     o    Mobile Systems Development and Integration

     o    Operational Support and Applications Management

Mobile Strategy Development and Assessment

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

Our Mobile Assessment will help you identify the core business applications which will empower your mobile workforce to efficiently and effectively access data from across the entire enterprise. In addition we also help your company understand the risks that are introduced by a wireless or mobile infrastructure and how to effectively manage those risks. Our goal is to help an organization answer the questions of "what data and information do I need"..

Mobile Systems Development and Integration

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

Additionally, it is through our use of experienced system development teams consisting of project managers, business analyst, technical architects, programmers, quality assurance specialist, as well as hardware and network specialist that we can achieve successful implementations that met our customers' needs.

Operational Support and Applications Maintenance

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

Software Products

MRT offers a number of software products in two broad categories:

     o Vertical Applications are targeted to specific business processes for mobile workers who need immediate access to accurate data. Our Vertical Applications are branded as Harmony(TM).

     o Platform Software is a collection of software products that both allow mobile devices to reach existing enterprise applications and allow rapid development of mobile forms-based applications on mobile devices. Our Platform Software is banded as Splitware(TM).

Vertical Applications

The Company currently sells two Vertical Application Suites:

     o    Harmony Suite for Healthcare

     o    Harmony Suite for Remedy ARS

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

Harmony Suite for Remedy ARS

The Harmony Suite for Remedy ARS - provides significant productivity increases to customer organizations via a suite of mobile applications tied to back-office systems of Remedy-based enterprise platforms. Existing ARS (Action Request System) based business processes are quickly mobilized via the "plug & play" applications listed below. The Harmony Suite for Remedy ARS has four modules that can be customized to the customer's business needs, HelpReach, ChangeReach, AssetReach and ServicePulse.

     o HelpReach(TM) integrates tightly with Remedy HelpDesk to bring incident management and problem management directly to mobile technicians. HelpReach runs a full featured HelpDesk in whether it is connected to your back-office ARS system or not. The unconnected capability frees your IT Technicians to work efficiently right at the Point of Action.

     o ChangeReach(TM) provides the ability to track change requests through stages of review, authorization, and implementation from a mobile PocketPC device. Thus, ChangeReach allows for more efficient and prompt handling of change management procedures, minimizing the impact of change-related incidents upon service quality.

     o AssetReach(TM) works hand-in-hand with your Remedy Asset Management system to give the mobile workforce access to up-to-the-moment IT configuration information. AssetReach supports barcode scanning and incorporates end-user features that cater to the workflow of a warehouse technician or mobile asset manager.

     o ServicePulse(TM) provides the ability to analyze and react to service data in real-time. ServicePulse is a powerful application in the Mobile Reach Suite for Remedy ARS that provides wireless real-time results tracking, giving managers the ability to monitor and react to service indicators without being shackled to a desk.

Platform

Splitware(TM) - is a scaleable mobile middleware platform we are developing that will reside within the enterprise networks of our customers. It provides seamless connectivity from back office systems to simultaneous mobile users and devices.

We have designed our Splitware(TM) software to be compatible with legacy, CRM (Customer Relationship Management) and ERP (Enterprise Resource Planning) systems. This allows Mobile Reach to partner, develop and integrate its proprietary applications with leading enterprise systems, including Oracle, SAP, PeopleSoft, Siebel and Remedy, as well as customer-built back-office databases.

Currently, the Company has an agreement with Remedy Corporation to market and integrate our mobile platforms with the Remedy Action Request System. The Company's management team is beginning conversations with other enterprise companies, such as SAP, Siebel and Oracle, but has no agreement with such companies.

Splitware's modular design enables IT professionals to plug-in a stand-alone application or several scalable applications all at once or over an extended period of time. Its permission based access panel allows administrators to increase access to any or all-mobile users within minutes.

Splitware(TM) is compatible with Microsoft's open COM+ architecture and has been designed to leverage Microsoft's .NET initiative for providing secure mobile data solutions to enterprises and is currently in use with high security applications. Splitware(TM) consists of several component capabilities that Mobile Reach packages for individual customer installations based on the specific customer requirements. The component capabilities are all branded with the "Split" name and include the following:

     o Server - allows the user to interface to a variety of data sources (for example, Oracle, Sybase, Remedy and SAP).

     o Cache - provides data synchronization between mobile devices and network servers.

     o Forms - is a tool that provides a simple way to build a mobile applications - this tool provides Mobile Reach with a great competitive advantage in delivery of production grade mobile applications.

     o Alert - provides a mechanism for urgent notification of individuals in the mobile workforce.

     o    Scan - provides bar code scanner integration into mobile applications.

     o Workflow - provides the capability to move information from individual to individual within the mobile workforce.

     o Chart - provides the capability for data charts and data graphs to display complex information in an understandable format.

     o Security - provides the capabilities for both user authentication (via advanced password functionality) and privacy of data (via advanced encryption functionality).

For each of the listed capabilities, Mobile Reach has enhanced each capability based on market actual sales and customer requests. This allows Mobile Reach to constantly keep its products relevant and competitive.

Third Party Products
As part of its core value proposition, the Company intends to first utilize its internal systems and technology. Under certain circumstances, however, the Company will seek third party solutions and or equipment manufactures to bundle a complete solution. Third party solutions may include security applications, as well as licenses for operating systems that enable the Company's offering to be compatible and fully compliant with customer systems.

Marketing

To reach its customers, Mobile Reach has identified three (3) separate channels:

          Direct. Mobile Reach will us our own sales force to market and sell its products. Mobile Reach's Sales and Marketing teams are combined to respond rapidly to the market and customer needs. Each niche market, such as healthcare (and within healthcare, markets such as hospitals and pharmacies), requires teams to fully assess and meet its unique needs. The Company believes having the most experienced sales reps and sales engineers entrenched in specific niche markets, rather than broader industries, will lead to sales successes.

          `VARs', Mobile Reach will enter into agreements with `value added resellers' to market the Company's products as part of their own solutions packages. VARs will receive a discounted price from the Company for each license.

          `OEM' arrangements ("Original Equipment Manufacturers"). We will seek out established integrators to license one of the Company's products either on a limited basis or a full proprietary basis. The integrator will essentially "license" the particular technology from the Company on an exclusive basis for the purposes of integration. The Company will seek a volume based per user fee from OEMs.

We anticipate most of our revenue will initially be derived from direct sales and sales through VARs. We do not expect OEM (Original Equipment Manufacturers) sales until our products become wildly accepted and established in the market. We will, however, seek OEM opportunities as they arise.

We intend to initially rely primarily on direct sales to sell both our services and our software. We intend to expand and recruit a sales force that is segmented into product specialties and not generalists. Successfully delivering our services will require people who understand the customer's industry and daily processes.

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

Product Differentiation. We believe our competitive advantages that distinguish our products from other vendors are:

          Scalability. The Company's software works for customers of all sizes, whether small organizations with a limited number of users or large organizations with thousands of users in multiple locations.

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

          Customization. The Company's Mobile Enterprise Development Kit allows Mobile Reach and its partners to quickly respond to client demands to move specific information of the customer through its network to and from mobile devices.

          Precision. Mobile Reach's development emulator allows enterprises, partners and companies alike to test and introduce new mobile devices and changing wireless technologies into and within the mobile network.

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

One example of this collaborative approach is Siebel's Systems - Universal Application Network (UAN). Siebel has opened its architecture platform to encourage vertical integration by other companies. We believe open architecture will provide Siebel with competitive advantages in the mobile market. We intend to seek a strategic partnership with Siebel to develop applications within Siebel's Universal Application Network for devices, such as Java phones, as well as other specialty devices that will emerge in the marketplace, both on an enterprise and consumer levels.

Ourstrategy is based on the following general assumptions about the mobile industry:

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

Sales

Mobile Reach's mission is to become the dominant provider of products and services that enable mobile workers to enter and access to information when they need it. To accomplish this mission, we intend to listen to prospects, customers, applications software companies, hardware companies, and value added resellers to identify their key needs, develop products and services to address their needs and then communicate the value proposition our products and services offer.

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

          Account Managers. Each territory-based account manager will primarily focus on new customers in the manager's regions.

          Strategic Account Managers. Each strategic account manager will proactively manage 10-15 specific strategic accounts.

          Channel Managers. Channel managers will be responsible for improving our channel relationships and driving leads and revenue through our channel partners.

Intellectual Property

The Company has prepared two provisional patent applications for submittal, encompassing the bulk of the Company's core technology processes. These applications have not yet been filed. Mobile Reach expects to file these applications soon and to file additional applications as the Company continues to develop proprietary technologies and processes behind them. There can be no assurance any patents will be granted as a result of our applications, or if granted that they will provide us with significant competitive advantages.

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

(b) By written consent dated July 25, 2003, the shareholders of the Company approved the Company's 2003 Equity Compensation Plan.

                                     PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

Market Information

Our Common Stock is quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers. Our shares are listed under the symbol "MBRI" since August 6, 2003. Prior to that date, the Common Stock of our predecessor, Asphalt, traded under the symbol "API."

The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share of the our Common Stock as reported on the NASD Over-the-Counter Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.



                                   2003                        2002
                           --------------------          -----------------
  Quarter Ended             High           Low           High         Low
- ----------------           -------        -----         ------       -----
July 31                      1.01           .48           .30          .10
April 30                      .25           .13           .20          ,09
January 31                    .40           .11           .36          .25
October 31                    N/A           N/A           .45          .17
Period August 1,
2003                          .85           .21           N/A          N/A
     Through               8/8/03       10/1/03
October 20, 2003

On October 15, 2003, the closing bid price for our common stock was $ .50.

There are approximately one hundred eighteen (118) record holders of common equity.

There are warrants outstanding to purchase 854,441 shares of common stock.


We have outstanding 23,636,180 shares of our common stock. Of these shares, 5,112,461 shares will be freely tradable without restriction under the Securities Act, unless held by our "affiliates" as that term is defined in Rule 144 under the Securities Act. These shares will be eligible for sale in the public market, subject to certain volume limitations and the expiration of applicable holding periods under Rule 144 under the Securities Act. We believe non-affiliates currently hold 16,825,955 shares of our common stock or approximately fifty eight percent (58%), of our outstanding shares. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year (including the holding period of any prior owner or affiliate) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of (1)% of the number of shares of common stock then outstanding or
(2) the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a Form 144 with respect to such sale. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been an affiliate of us at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years (including the holding period of any prior owner except an affiliate), is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.


The holders of 11,064,902 restricted shares of Common Stock of the Company have signed agreements that prohibit resale into public markets by such shareholders of shares of Common Stock of the Company until after July 31, 2004. Thereafter, until July 31, 2005, the lock-up limits resales into public markets each month to one third of 1% of the shares of Company Common Stock outstanding on the first date of the month.


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

On August 21, 2003 the Company filed a Registration Statement on Form S-8 covering the resale of shares of Common Stock granted part to the Company's 2003 Equity Compensation Plan.

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


Item 6. Management's Discussion and Analysis or Plan of Operation.

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

The Company sells its mobile infrastructure applications primarily to enterprises, original equipment manufacturers, application developers and resellers both directly and through its partner network. The Company derives revenue from:

- -    Software license fees and royalties;

- -    Support and maintenance fees; and

- -    Professional services, including non-recurring development fees that we generate when we adapt products to customers' specifications and consulting/mobility strategy services.

- -    Related mobile equipment, devices and related carrier pass through incentives or commissions

The Company's future results of operations will be highly dependent upon the success of its software products and services, specifically its Mobile Infrastructure Platform as well its accompanying Wizard Tools, and Mobile Strategy Implementations. We expect the license fees, services and royalties generated by these products and services to continue to constitute the majority of our revenue. The Company is seeing key signs in certain sectors maturing at a greater rate than expected, thus for the company intends to capitalize on these sectors and deliver best of breed mobility solutions. By executing against this verifiable traction, the company expects to garner the competitive advantage it was looking for with the specific sector.

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

The Company has put forth certain initiatives in the sector to commercialize its mobility product offering. Great strides are being noted by resellers, partners and customers as the Company has gained both customers and traction in the marketplace. Additionally, the Company is committed to investing in its mobility processes and best practices so that the strategic goal of becoming the "go-to mobility leader" is executed as the management team has put forth.

Financial Discussion

Our revenues primarily comprise of licensing and services fees, which we recognize as revenue when the product or services are provided to the client. The attached pro-forma consolidated financial data; is provided for comparative purpose only and does not claim to be indicative of the actual financial position or result of the Company's carry forward operations.

Total revenue for the seven-month period ended July 31 st , 2003 was $94,312 thousand compared to $776,622 thousand reported for the year ended December 31, 2002. Total Net loss for the seven-month period was $1.9 million, or $.08 per diluted common share. In the execution of our operating plan, during the first seven months of 2003, the companies' management and board of directors' direction was focused on and with the merger with API, as well as adding key the management in order to execute and delivery on the business plan.

The Cost of Sales associated with the delivery of our solutions is expected to be proportioned as the repeatable model is implemented with future customers. As a result, the company recognized an above average cost associated for the seven months ending July 31 st 2003.

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

SG&A for the seven months ending July 31 st 2003 consisted primarily of compensation and related costs associated with the merger. We expect our general and administrative expenses to decrease as a percentage of our annual revenues primarily due to traction the company's products are receiving in the marketplace.

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates, assumptions and judgments that can have a material impact on our net revenue, operating income and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. The policies described below are not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Our audited consolidated financial statements and notes thereto contain our significant accounting policies and other disclosures required by generally accepted accounting principles. The accounting policies that we consider critical to an understanding of the consolidated financial statements are highlighted below.



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

We recognize revenue for support and maintenance services over the contract term, which is usually 12 months, and we generally, recognize revenue from training services as these services are performed. Revenues from software licensing is generally recognized as payments become due at the times monies are received; for professional services that involve significant implementation, customization, or modification that is essential to the functionality of systems, we generally recognize the service revenue over the period of the engagement, using the percentage-of-completion method. In cases where our professional services involve customizations for which the amount of customization effort cannot be reasonably estimated, where significant uncertainty about the project completion exists, or where an arrangement provides for customer acceptance, we defer the contract revenue under the completed contract method of accounting until the uncertainty is sufficiently resolved or the contract is complete. If we were to make different judgments or utilize different estimates of the total amount of work we expect to be required to complete an engagement, the timing of our revenue recognition from period to period, as well as the related margins, might differ materially from that previously reported.


Liquidity and Capital Resources

At July 31, 2003, the Company had current assets of $ 90,856 and current liabilities of $ 874,902. The independent auditors, who audited our financial statements for the period ended July 31, 2003, has expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholders' deficit. In addition, the Company must deal with the litigation and claims described in Item 3 of this Form 10-KSB under the heading "Legal Proceedings."

In response to these issues, the Company has raised $150,000.00 in additional capital since July 31, 2003. Additional operating losses since July 31, 2003, however, mean that this additional capital has not improved the Company's financial resources. Management believes it is imperative that the Company raise at least $ 1,000,000.00 before December 31, 2003 to fund the Company's operations for the next six to eight months.

Failure by the Company to raise capital is likely to have a material adverse effect on the business of the Company and may cause shareholders to lose their entire investment in the Company. There can be no assurance the Company will be successful in its capital raising efforts. In addition, the terms required by new investors if the Company is successful may harm the interests of existing investors, including by causing substantial dilution and by downward pressure on the market price of the Company's Common Stock resulting from re-sales of securities by new investors. The Company will be required to register the securities of new investors for re-sale.

Effects of Foreign Currency Exchange Rates

We derive a portion of our net revenue from international sales, principally through our international subsidiary and through a limited number of resellers. Sales made by our international subsidiary are generally denominated in each country's respective currency. Fluctuations in exchange rates could cause our results to fluctuate when we translate revenue and expenses denominated in other currencies into U.S. dollars. Fluctuations in exchange rates also may make our products more expensive to resellers or customers who purchase our products in U.S. dollars.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature, including new products under development and their features and prediction of industry trends and future partners. Although these statements accurately reflect management's current understanding and beliefs, we caution you that certain important factors (including, without limitation, factors described in the section of this Report entitled "RISK FACTORS") may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Report. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as, "may", "will", "intend", "expect", "believe", "anticipate", "could", "estimate", "plan" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements will reflect in any way our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in connection with any decision to invest in the shares.

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

Following the merger and share exchange transaction with Asphalt Paving International, Inc. and Mobile Reach Technologies, Inc., we elected to have our fiscal year end on July 31, 2003, which was the fiscal year end of Asphalt. The financial statements filed with the Securities and Exchange Commission ("SEC") in our Form 10-KSB for this seven-month year reflect substantial losses due in part to the diversion of management's time and effort to the merger and share exchange transaction, the expenses of the merger and share exchange transaction and employee compensation expense due to issuances of stock to management prior to the closing of the merger and share exchange.

Our independent auditor has indicated that it doubts that the Company can continue as a going concern. Our independent auditor's opinion may negatively affect our ability to raise additional funds, among other things.

Scharf Pera & Co., PLLC, our independent auditors, has expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholder's deficit. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. You should consider our auditor's comments when determining if an investment in the Company is suitable.

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

Our market is changing rapidly and we may not be able to move fast enough to accommodate the market's changes.

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


Report of Scharf, Pera & Co., P.L.L.C, Independent Certified Public
 Accountants                                                                F1
Balance Sheet as of July 31, 2003                                           F2
Statements of Operations for the years ended July 31, 2003 and
 December 31, 2002                                                          F3
Statement of Stockholders' Deficit for the years ended July 31, 2003
 and December 31, 2002                                                      F4
Statements of Cash Flows for the years ended July 31, 2003 and
 December 31, 2002                                                          F5
Notes to Financial Statements                                               F7

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

(i) By resolution adopted on September 24, 2003, the board of directors of the Company, elected to change independent accountants to Scharf, Pera & Co., P.L.L.C. The independent accounting firm of James E. Scheifley & Associates, P.C. was notified on September 24, 2003 that the client auditor relationship between the Registrant and James E. Scheifley & Associates, P.C. would not be renewed. James E. Scheifley & Associates, P.C. had not yet been retained to review the Registrant's financial statements for the year ending July 31, 2003. As used herein, the term "Registrant" means for periods (i) prior to July 31, 2003, Asphalt Paving, Inc. and (ii) on and after July 31, 2003, Mobile Reach International, Inc.

(ii) The independent auditor's report on the consolidated financial statements for the two years ended December 31, 2002 contained no adverse opinion, no disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The decision to change accountants was recommended by the Registrant's board of directors. The Registrant does not have an audit committee.

(iv) In connection with the audits of the Registrant's consolidated financial statements for each of the two years ended December 31, 2002, as well as the period up to and including July 31, 2003, there have been no disagreements with James E. Scheifley & Associates, P.C. on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which if not resolved to the satisfaction of James E. Scheifley & Associates, P.C. would have caused James E. Scheifley & Associates, P.C. to make reference to the subject matter of the disagreements in connection with their reports.

(v)  Not applicable.

(vi) James E. Scheifley & Associates, P.C.'s letter addressed to the Securities and Exchange Commission is attached hereto as Exhibit 16.1.

Engagement of new independent accounts.

(i) On September 24, 2003, the Registrant's board of directors engaged Scharf, Pera & Co., P.L.L.C., as its new independent auditors to audit the Registrant's consolidated financial statements for the year ended July 31, 2003.

(ii) The Registrant, during the two most recent fiscal years and the subsequent interim periods prior to the engagement of Scharf, Pera & Co., P.L.L.C., did not consult with Scharf, Pera & Co., P.L.L.C. with regard to (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements; or (b) on any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulations S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 8A. Controls and Procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.


Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance With Section 16(a) of the Exchange Act.


Directors and Officers

The members of the board of directors and executive officers of Mobile Reach International, Inc. together with their respective ages are set forth below. The Company's' officers are elected by and serve at the designation and appointment of the Board of Directors.

     Name                   Age                  Position
     ----                   ---                  --------

Michael J. Hewitt            38       Director, Chief Executive Office,
                                      President and Treasurer
Christopher Johnson          35       Director
Michael Lai Le               48       Director, Chairman of the Board of
                                      Directors
Mark Lloyd                   39       Director, Vice President, Secretary
Carl Hartman                 57       Director

Audit Committee and Financial Expert

The Company does not have any Audit Committee. No member of the Board of Directors of the Company has the level of experience required to be considered a financial expert for the purpose of Securities and Exchange Commission rules related to Audit Committees. Currently, over-the-counter Bulletin Board companies, such as the Company, are not required to have an Audit Committee or an "financial expert." Nevertheless, the Company is in the process of identifying people to add to the Company's Board of Directors and will be seeking candidates for an Audit Committee.



Code of Ethics

The Company does not currently have a Code of Ethics, but intends to evaluate provisions for a code of ethics in the future.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file with the
Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended February 28, 2003, the Company believes that no Reporting Persons failed to comply with any Section 16(a) filing requirements in the fiscal year ended July 31, 2003, except that (i) the persons named below filed a Form 3 on October 27, 2003 that was due on August 10, 2003 due to their becoming Reporting Persons as a result of their becoming officers and directors of the Company in the merger of Asphalt into the Company and the share exchange between the Company and MRT on July 31, 2003: Michael J. Hewitt,
Michael Lai Le, Christopher Johnson, Mark Lloyd and Carl Hartman; and (ii)
Balbirnie, Lackey and Saldarini have not filed Form 3's to date.

Item 10. Executive Compensation.

Executive Compensation Summary

     The following table sets forth the annual and long-term compensation for each of the past three fiscal years of each of (i) the Company's Chief Executive
Officer, and (ii) each of the Company's three other executive officers, who were serving as of July 31, 2003 and whose annual compensation exceeded $100,000, (collectively, with the Chief Executive Officer, the "Named Officers"):


                                             SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                                                     Compensation
                                  Annual Compensation (1)                                Awards
                           --------------------------------------    -----------------------------------------------
                                                                     Restricted
                           Fiscal                       Bonus          Stock           Securities
  Name and Principal        Year          Salary         ($)           Awards          Underlying       All Other
       Position             (2)          ($) (3)         (4)             $            Options (#)      Compensation
- --------------------       -------       ---------    ---------      -----------      -----------      ------------
Michael J Hewitt --
Chief Executive
Officer(5)                   2003          200,000           0        1,886,277                 0              0
                             2002                0           0                0                 0              0
                             2001                0           0                0                 0              0
Mark Lloyd -- Chief
Technical Officer            2003          120,000           0                0         1,088,792              0
                             2002          120,000           0                0                 0              0
                             2001          118,850           0                0             7,764              0
Major Lackey -- Vice
President(6)                 2003          160,000           0                0                 --             0
                             2002                0           0                0                 0              0
                             2001                0           0                0                 0              0
Brian Balbirnie -- Vice
President(6)                 2003          120,000           0                0                 --             0
                             2002                0           0                0                 0              0
                             2001                0           0                0                 0              0


- -------------------

(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.

(2) The fiscal years for 2001 and 2002 were twelve-month periods ended December 31st . Fiscal year 2003 was a seven-month period ended July 31, 2003

(3) The salary for the seven-month fiscal year 2003, represents the annualized salary that would have been paid during a 12-month year.

(4) Bonuses are reported in the year earned, even if actually paid in a subsequent year.

(5)  Was not employed by the Company in 2002 or 2001.

Michael J. Hewitt, our Chief Executive Officer, President and Treasurer, receives a base salary of $200,000 per year, which will increase by twenty-five percent (25%) per year for the next three (3) years. Thereafter, increases of twenty-five (25%) will be made, if any, based on Mr. Hewitt's satisfactory performance of objectives set by the Compensation Committee of the Company's Board of Directors. Mr. Hewitt will also receive certain incentive bonuses each quarter based on Company operations. In the event that the Company is sold or merges with another company, and the proceeds of the sale or merger exceed $30 million, Mr. Hewitt is eligible for an additional bonus of $1 million out of the proceeds. Mr. Hewitt also received, as a signing bonus, shares of common stock of Mobile Reach Technologies, Inc., which have been exchanged for 1,328,240 shares of the Company's common stock. Upon termination of Mr. Hewitt's employment with the Company, he is eligible for severance payments equal to two year's base salary, provided that if such termination was voluntary by Mr. Hewitt, his severance payment will be equal to three month's salary, and if such termination was involuntary due to his death or disability or was for cause, then Mr. Hewitt's severance payment will be $150,000. Mr. Hewitt is eligible for options under the Company's Equity Compensation Plan at the discretion of the Board of Directors.

Mark J. Lloyd, our Vice President and Secretary, receives a base salary of $120,000 per year. Upon the closing by the Company of financing rounds totaling over $2 million, Mr. Lloyd's base salary will increase to $175,000 per year. Mr. Lloyd will also receive a bonus equal to twelve and one-half percent (12.5%) of the net sales received by the Company on certain of its contracts. Mr. Lloyd will also receive a cash bonus equal to $93,600 upon the earlier to occur of the closing by the Company of financing rounds totaling over $2 million or December 31, 2003. In the event of termination of Mr. Lloyd's employment for any reason, Mr. Lloyd is eligible for a severance payment of $93,600 in lieu of the cash bonus mentioned in the preceding sentence, plus three months of his then-current salary. Mr. Lloyd is eligible for options under the Company's Equity Compensation Plan at the discretion of the Board of Directors.

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



                                              OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                     Potential Realizable
                                                                                                       Value at Assumed
                                                                                                     Annual Rates of Stock
                                                                                                             Price
                                                                                                        Appreciation for
                                                       Individual Grants (1)                             Option Term (3)
                     ------------------------------------------------------------------------        ----------------------
                                               Percent of Total        Exercise
                                                   Options                or
                      Number of Securities        Granted to             Base
                           Underlying            Employees in           Price      Expiration
       Name           Options Granted (#)      Fiscal Year (2)          ($/Sh)        Date            5% ($)       10% ($)
- -----------------     -------------------      ---------------       ---------     -----------      --------     ----------
Michael J. Hewitt                   0                    0                 0                 0           N/A             0
Mark Lloyd                  1,088,792                   44%           $ .018         3/15/2013       123,251       312,374
Major Lackey                        0                    0                 0                 0             0             0
Brian Balbirnie                     0                    0                 0                 0             0             0
- ----------------------

(1) Stock options were originally granted by MRT as nonqualified options or under MRT's 2000 Stock Award Plan as incentive stock options at an exercise price equal to the fair market value of MRT's Common Stock on the date of grant. The options have been assumed by the Company under its 2003 Equity
     Compensation Plan pursuant to the share exchange transaction with MRT, as a result of which MRT became a wholly owned subsidiary of the Company. Option shares and exercise prices have been adjusted using the exchange ratio in the share exchange transaction and to account for a subsequent stock dividend of the Company.

(2) Represents all options granted to the individual during fiscal 2003 as a percentage of all options granted to employees during fiscal 2003 (rounded to the nearest whole percent).

(3) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the market value of the Company's Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's
     Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.


Option Exercises and Fiscal Year-End Values

     The following table sets forth information with respect to options to purchase the Company's Common Stock granted to the Named Officers, including (i) the number of shares of Common Stock purchased upon exercise of options in the fiscal year ended July 31, 2003; (ii) the net value realized upon such exercise;
(iii) the number of unexercised options outstanding at July 31, 2003; and (iv) the value of such unexercised options at July 31, 2003.




                                            AGGREGATED OPTION EXERCISES IN LAST FISCAL
                                              YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                                                         Value of Unexercised
                                                              Number of Securities Underlying            In-the-Money Options
                         Shares                                   Unexercised Options at                   at July 31, 2003
                      Acquired on            Value                   July 31, 2003 (#)                         ($)(1)(2)
       Name           Exercise (#)       Realized ($)           Exercisable/ Unexercisable            Exercisable/ Unexercisable
- -----------------     ------------       ------------           --------------------------            --------------------------
Michael J Hewitt              0                 0                           0/0                                   0/0
Mark Lloyd                    0                 0                     257,076/831,716                     $ 77,123/$249,515
Major Lackey                  0                 0                           0/0                                   0/0
Brian R Balbirnie             0                 0                           0/0                                   0/0
[GRAPHIC OMITTED]


(1) Amounts disclosed in this column do not reflect amounts actually received by the Named Officers but are calculated based on the difference between the fair market value of the Company's Common Stock on the date of exercise and the exercise price of the options. The Named Officers will receive cash only if and when they sell the Common Stock issued upon exercise of the options, and the amount of cash received by such individuals is dependent on the price of the Company's Common Stock at the time of such sale.

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

                             (a)                        (b)                    (c)
                      --------------------         -----------          --------------------
                                                     Weighted-          Number of securities
                                                      average            remaining available
                                                     exercise            for future issuance
                      Number of Securities           price of               under equity
                        to be issued upon           outstanding          compensation plans
                           exercise of               options,           (excluding securities
                      outstanding options,           warrants               reflected in
  Plan Category        warrants and rights          and rights               column (a)
- ------------------    --------------------         ------------         ---------------------
Equity
compensation
plans Approved by
security holders             3,912,030                     .18                8,869,119(1)

Equity
compensation
plans not
Approved by
security holders               854,442                     .06                        0

Total                        4,766,472                     .16                8,869,119
- ---------------------

(1) Includes 8,869,119 shares of Common Stock remaining available for issuance under the Company's 2003 Equity Compensation Plan.


2003 Equity Compensation Plan

We adopted our 2003 Equity Compensation Plan on July 29, 2003. The plan provides for the grant of options intended to qualify as "incentive stock options", options that are not intended to so qualify or "non-statutory stock options", and restricted stock. The total number of shares of common stock reserved for issuance under the plan is 12,781,149, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. No shares have been issued under the plan, and options to purchase 3,912,030 shares of common stock are outstanding under the plan or will be outstanding when the Company completes its exchange of options for options of MRT.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock taking into account the stock dividend whose record date is August 18, 2003. The information in this table provides the ownership information for:

     o each person known by us to be the beneficial owner of more than 5% of our common stock;

     o    each of our directors;

     o    each of our executive officers; and

     o    our executive officers and director as a group.

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



      Name of                   Number of Shares               Percentage of
   Beneficial Owner            Beneficially Owned               Outstanding
- ---------------------------    ------------------               -----------
Christopher Johnson (1)            1,337,968                       4.59%
Dale Scales (2)                    2,231,881                       7.65%
David Revord                       1,926,398                       6.60%
Mark Lloyd (3)                     2,394,149                       8.40%
Michael Le (4)                     2,334,545                       8.02%
Michael Hewitt                     1,974,041                       6.77%
Carl Hartman                            --                          --
Officers and Directors
as a group (5 people) (5)          8,040,703                      28.31%
- ---------------------------

(1) The number shares beneficially owned by Mr. Johnson includes 18,558 shares of common stock issuable with respect to options which may be exercised in the next 60 days, and does not include 30,932 shares of common stock issuable with respect to options which may not be exercised in the next 60 days.

(2) The number of shares beneficially owned by Mr. Scales includes 658,275 shares of common stock issuable with respect to a warrant, which warrant's terms restrict warrant exercise to events other than the passage of time, and which events may or may not occur in the next 60 days. The Company has reported these shares as beneficially owned since the events could occur in the next 60 days. Includes 1,781,000 number of shares and warrants that the company and Dales Scales are in continued negotiations.

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



Item 12. Certain Relationships and Related Transactions.

MRT has a contract with a company controlled by a Board member of the Registrant, Michael Le, to provide software development services to the MRT. The Registrant believes the terms of that contract are not more beneficial to Mr. Le's company than unaffiliated third parties would require for similar work. To the extent we may enter into any agreements with related parties in the future, the Board of Directors has determined that such agreements must be on similar terms to the terms in transactions that we could have obtained from unaffiliated third parties on an arm's length basis.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1 Articles of Merger dated July 30, 2003 between Registrant and Asphalt Paving International, Inc. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 14, 2003.

2.2 Articles of Share Exchange dated July 31, 2003 between Registrant and Mobile Reach Technologies, Inc. Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on August 14, 2003.

3.1    Certificate of Incorporation of Registrant. Incorporated by reference to
       Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 14, 2003.

3.2 Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on August 14, 2003.

10.1   2003 Equity Compensation Plan of Registrant. Incorporated by reference to
       Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 14, 2003.

10.2 Executive Employment Agreement between Mobile Reach Technologies, Inc. and Michael Hewitt dated December 23, 2002. Incorporated by reference to
       Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 14, 2003.

10.3 Special Terms and Conditions of Employment between Mobile Reach Technologies, Inc. and Michael Hewitt dated December 23, 2002. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 14, 2003.

10.4 Amended Standard Terms of Employment between Mobile Reach Technologies, Inc. and Mark Lloyd dated January 1, 2003. Incorporated by reference to
       Exhibit 10.4 to the Company's Current Report on Form 8-K filed on August 14, 2003.

10.5 Amended Special Terms and Conditions of Employment between Mobile Reach Technologies, Inc. and Mark Lloyd, dated January 1, 2003. Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on August 14, 2003.

16.1 Letter of Independent Auditor. Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed on October 3, 2003.

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

32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


32.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed no Current Reports on Form 8-K during the three months ended July 31, 2003. Since July 31, 2003, the Company filed the following Current Reports on Form 8-K:


  Date Filed                              Items Reported
- ---------------           -----------------------------------------------------
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

                                            MOBILE REACH INTERNATIONAL, INC.
                                                     (Registrant)

                                            By:  /s/  Michael J. Hewitt
                                               --------------------------------
                                                      Michael J. Hewitt
                                                      Chief Executive Officer
                                                      October 27, 2003








In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         /s/  Michael J. Hewitt
         ------------------------------                  October 27, 2003
              Michael J. Hewitt
              Chief Executive Officer and Director

         /s/  Ross J. Saldarini
         ------------------------------                  October 27, 2003
              Ross J. Saldarini
              Chief Financial Officer
              And Chief Accounting Officer

         /s/  Carl Hartman
         ------------------------------                  October 28, 2003
              Carl Hartman, Director

         /s/  Michael Lai Le
         ------------------------------                  October 28, 2003
              Michael Lai Le, Director

         /s/  Mark J. Lloyd
         ------------------------------                  October 28, 2003
              Mark J. Lloyd, Director

         /s/  Christopher Johnson
         ------------------------------                  October 28, 2003
              Christopher Johnson, Director

Board of Directors
Mobile Reach International, Inc. and Subsidiaries
Cary, North Carolina


                          INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying balance sheets of Mobile Reach International, Inc. and Subsidiaries as of July 31, 2003, and the related statements of operations and stockholders' deficit and cash flows for the seven months ended July 31, 2003 and the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative working capital, and has net stockholders' deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are included in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

October 1, 2003

/s/  Scharf Pera & Co., PLLC
- -----------------------------
     Scharf Pera & Co., PLLC


Charlotte, North Carolina

                 MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                  JULY 31, 2003



  ASSETS
CURRENT ASSETS:
  Cash                                                              $    37,248
  Accounts receivable                                                    17,955
                                                                    -----------
  Total current assets                                              $    55,203
PROPERTY AND EQUIPMENT - at cost less accumulated depreciation           35,653
                                                                    -----------
                                                                    $    90,856
                                                                    -----------



              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current portion of long-term debt                                 $     4,075
  Notes payable                                                         315,321
  Accounts payable                                                      220,518
  Accrued expenses                                                      278,279
  Accrued taxes and withholdings                                         56,097
  Deferred income                                                           612
                                                                    -----------
  Total current liabilities                                         $   874,902
LONG-TERM DEBT                                                          435,248
COMMITMENTS AND CONTINGENCIES                                           105,000
STOCKHOLDERS' DEFICIT:
  Preferred stock; $.0001 par value; 10,000,000 shares
  authorized                                                               --
  Common stock, $.0001 par value, 50,000,000 shares authorized        3,321,288
  Accumulated deficit                                                (4,645,582)
                                                                    -----------
                                                                     (1,324,294)
                                                                    -----------
                                                                    $    90,856
                                                                    ===========


                 See Notes to Consolidated Financial Statements

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE SEVEN MONTHS ENDED JULY 31, 2003 AND
                        THE YEAR ENDED DECEMBER 31, 2002



                                                      Seven
                                                      months           Year
                                                      ended            ended
                                                    07/31/2003      12/31/2002
                                                   ------------    ------------
NET REVENUES                                       $     94,312    $    776,622
                                                   ------------    ------------
OPERATING EXPENSES:
  Cost of Revenues                                      185,284         423,228
  Sales and Marketing                                   238,957         368,260
  General and administrative                          1,417,642         484,682
  Depreciation                                           11,560          16,716
                                                   ------------    ------------
   Total operating expenses                           1,853,443       1,292,886
                                                   ------------    ------------
LOSS FROM OPERATIONS                                 (1,759,131)       (516,264)
                                                   ------------    ------------
  Interest (expense) income                             (34,285)        103,745
  Contingency loss                                     (105,000)           --
  Loss on disposal of assets                               --             2,276
  Interest income                                           100             133
                                                   ------------    ------------
   Total other (expense) income                        (139,185)        105,888
                                                   ------------    ------------
NET LOSS                                           $ (1,898,316)   $   (622,152)
                                                   ============    ============
NET LOSS PER SHARE -- BASIC AND DILUTED            $      (0.14)   $      (0.10)
                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        13,482,257       6,070,376
                                                   ============    ============


                 See Notes to Consolidated Financial Statements



                              MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE SEVEN MONTHS ENDED JULY 31, 2003 AND
                                      THE YEAR ENDED DECEMBER 31, 2002


                          Preferred Stock                Common Stock
                    --------------------------    --------------------------    Accumulated
                       Shares         Amount         Shares         Amount        Deficit         Total
                    -----------    -----------    -----------    -----------    -----------    -----------
December 31,
2001                    768,000    $   192,000     22,109,037    $ 1,173,556    $(2,125,114)   $  (759,558)
Redemption of
common stock               --             --       (6,000,000)      (395,000)          --         (395,000)
Net loss                   --             --             --             --         (622,152)      (622,152)
                    -----------    -----------    -----------    -----------    -----------    -----------
Balances at
December 31,
2002                    768,000        192,000     16,109,037        778,556     (2,747,266)    (1,776,710)
                    -----------    -----------    -----------    -----------    -----------    -----------
Issuance of
common stock               --             --       17,646,522      1,058,788           --        1,058,788
Conversion of
debt and
interest                   --             --       12,256,783        735,407           --          735,407
Issuance of
stock as
compensation               --             --        5,730,953        343,857           --          343,857
Issuance of
stock for note
payable and
fee for
services                   --             --        3,000,000        180,000           --          180,000
Accrued wages
converted to
stock options              --             --             --           32,680           --           32,680
Net loss                   --             --             --             --       (1,898,316)    (1,898,316)
                    -----------    -----------    -----------    -----------    -----------    -----------
Balance prior
to merger               768,000        192,000     54,743,295      3,129,288     (4,645,582)    (1,324,294)
Conversion of
common stock
in merger                  --             --      (36,725,131)          --             --             --
Conversion of
preferred
stock                  (768,000)      (192,000)       505,555        192,000           --             --
Common stock
owned by
Asphalt Paving
International,
Inc.
stockholders               --             --        5,112,461           --             --             --
                    -----------    -----------    -----------    -----------    -----------    -----------
Balance
July 31, 2003              --      $      --       23,636,180    $ 3,321,288    $(4,645,582)   $(1,324,294)
                    -----------    -----------    -----------    -----------    -----------    -----------


                               See Notes to Consolidated Financial Statements



                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SEVEN MONTHS ENDED JULY 31, 2003 AND
                        THE YEAR ENDED DECEMBER 31, 2002



                                                        Seven
                                                        months         Year
                                                        ended          ended
                                                     07/31/2003      12/31/2002
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                           $(1,898,316)   $  (622,152)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                          11,560         16,716
    Loss on disposal of asset                               --            2,276
    Contingency loss                                     105,000           --
    Stock issued for compensation and fees               448,759           --
   Changes in operating assets and liabilities:
    Decrease (increase) in prepaid expenses                1,056         (1,056)
    Decrease in accounts receivable                       16,979         30,436
    Increase in accounts payable                          14,874         96,853
    Increase in notes payable to vendors                 265,413           --
    Increase in accrued expenses, taxes &
    withholdings                                           5,123        410,358
    (Decrease) increase in deferred income                (7,560)         7,276
                                                     -----------    -----------
   Net cash used in operating activities              (1,037,112)       (59,293)
                                                     -----------    -----------
Cash flows from investing activities:
  Purchases of property and equipment                    (13,924)       (26,099)
                                                     -----------    -----------
   Net cash used in investing activities                 (13,924)       (26,099)
                                                     -----------    -----------
Cash flows from financing activities:
  Proceeds from note payable                                --           46,500
  Principal payments on long-term debt                    (1,442)        (1,849)
  Proceeds from common stock issuance                  1,058,788           --
  Proceeds from long-term debt                            12,037           --
                                                     -----------    -----------
   Net cash provided by financing activities           1,069,383         44,651
                                                     -----------    -----------
Net increase (decrease) in cash                           18,347        (40,741)
Cash - beginning of year                                  18,901         59,642
                                                     -----------    -----------
Cash - end of year                                   $    37,248    $    18,901
                                                     ===========    ===========


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


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                   Seven
                                                                   months        Year
                                                                   ended         ended
                                                                 07/31/2003    12/31/2002
                                                                  --------      --------
Cash payments for:
  Interest                                                        $ 12,440      $    348
Cash received from:
  Interest                                                             100           134
Conversion of accrued wages to notes payable                        49,908       153,308
Conversion of debt and interest to common stock                    735,407          --
Conversion of note payable for wages and interest to
common stock                                                        75,098          --



                      See Notes to Consolidated Financial Statements



                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SEVEN MONTHS ENDED JULY 31, 2003 AND
                        THE YEAR ENDED DECEMBER 31, 2002

Note 1 -- Business Combination:

     Mobile Reach International, Inc. (the Company), a Delaware Corporation, was formed in July 2003. The Company completed a share exchange agreement with Asphalt Paving International, Inc. ("API") on July 30, 2003. The Company completed a share exchange agreement with Mobile Reach Technologies, Inc. ("MRT") (including its German subsidiary, Mobile Reach Technologies, GmbH) on July 31, 2003. Former stockholders of MRT received 18,523,720 shares of common stock of the Company, and the former stockholders of API received 5,112,460 shares of common stock of the Company. The share exchange agreements and mergers have been treated as a reverse acquisition of API by MRT, due to the stock-holders of MRT receiving the larger portion of the voting rights of the combined entity (Mobile Reach International, Inc.). The Company has accounted for the acquisition of API as prescribed by statement of Financial Accounting Standards No. 141, Business Combination (SFAS 141). The Company did not record any amount for goodwill on the acquisition of API, as API had no assets or liabilities on the date of acquisition. The Company has adopted a July 31 fiscal year end. The consolidated financial statements include the results from operation of MRT for the seven months ended July 31, 2003 and the twelve months ended December 31, 2002. The consolidated financial statements include the results from operations of API from the date of acquisition, July 30, 2003, to July 31, 2003

Note 2 -- Going Concern:

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in the seven months ended July 31, 2003 and the twelve months ended December 31, 2002 of $1,898,316 and $622,152, respectively. The Company, as of October 1, 2003, is in default on certain notes payable, payroll taxes and other payables. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2003, the Company's current liabilities exceed current assets by $819,699, and the Company has an accumulated deficit of $4,645,582.

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

Note 3 -- Summary of Significant Accounting Policies:

     The Company:

          The Company sells mobility software products and development services in the United States of America and Europe to clients who are attempting to increase the efficiency by which their employees access, utilize and exchange data using mobile networks.

Note 3 -- Summary of Significant Accounting Policies (continued):

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

     Income taxes:

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for temporary differences, operating loss and tax credits carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Note 3 -- Summary of Significant Accounting Policies (continued):

     Fair value of financial instruments:

          The Company's financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, credit facilities and long-term debt. The carrying amounts of these financial instruments approximate fair value due to their short maturities and variable rates of interest. The carrying amounts of long-term debt approximate their fair values based on current rates available for similar types of instruments.

          The Company did not have any outstanding financial derivative instruments.

     Advertising and product development:

          Costs for advertising and research and development are expensed as incurred.

     Accounting for stock-based compensation:

          Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to nonemployees are accounted for under the provisions of SFAS 123. SFAS 123 allows and the Company has elected to continue to only disclose the effects on net income or loss of the fair value of the options.


Note 4 -- Property and Equipment:

          The principal categories and estimated useful lives of property and equipment are as follows:


                                                           Estimated
                                                         Useful Lives
                                                         ------------
Office equipment                           $    8,602     2 - 5 years
Computer equipment and software                67,285       3 years
                                           ----------
                                               75,887
Less: accumulated depreciation                 40,234
                                           ----------
                                           $   35,653
                                           ==========




Note 5 -- Notes Payable:

     Notes payable at July 31, 2003 consisted of the following:


Note payable dated July 25, 2003 for Legal fees; bearing interest at 12.15 percent through September 30, 2003; in default at October 1, 2003 as all principal and interest was due September 30, 2003; bears interest at 15 percent when in default; collateralized by all tangible and intangible assets of the
Company; 164,565 warrants issued to holder of note to purchase common stock of
the Company (Note 11).                                                               $  150,000

Note payable dated July 17, 2003 to vendor; bearing interest at 5 percent; in
default at October 1, 2003 as all principal and interest was due August 18, 2003.       115,413

Note payable for accrued wages; bearing interest at 6 percent; due and payable with interest at the earliest of (a) Company obtaining debt or equity funding greater than $1,000,000 in a quarter or (b) Company earns revenues of $1,000,000
in a quarter.                                                                            49,908
                                                                                     ----------
                                                                                     $  315,321
                                                                                     ==========

Note 6 -- Accrued Expenses:

     Accrued expenses at July 31, 2003 consisted of the following:

Accrued salaries and wages                                                           $  250,180
Accrued interest                                                                         28,099
                                                                                     ----------
                                                                                     $  278,279
                                                                                     ==========

     Accrued salaries and wages arise from the Company's inability to pay certain employees their full salaries and wages at certain periods throughout
2003, 2002 and 2001. In July 2003, $32,680 of accrued salaries were converted into 107,491 options to purchase shares of common stock of Mobile Reach
International, Inc.





Note 7 -- Accrued taxes and withholdings:

     Accrued taxes and withholdings at July 31, 2003 of $56,097 is comprised of employee withholdings, payroll taxes, interest, and penalties. The Company is in arrears in remitting withholdings and payroll taxes as required by the Internal
Revenue Service.


Note 8 -- Long-Term Debt:

Long-term debt at July 31, 2003 consisted of the following:

     Capitalized leases dated January 2001; payable in 36 installments of $249 including interest at approximately 20 percent; collateralized by office
     equipment costing $5,981                                                              $     918

     Note payable to assignees of a former officer in redemption of 6,000,000 shares of common stock; interest at 5 percent; payable in three annual
     installments including interest beginning April 30, 2005                                395,000

     Note payable to assignees of a former officer and director for accrued salary; interest at 5 percent; payable in three annual installments
     including interest beginning April 30, 2005                                              31,450

     Note payable dated March 2003; payable in 36 installments of $203 including interest at approximately 20 percent collaterialized by office equipment
     costing $4,981                                                                            4,899

     Note payable dated June 2003; payable in 36 installments of $129 including interest at approximately 20 percent; collaterialized by office equipment
     costing $3,173                                                                            3,173


     Note payable dated June 2003; payable in 48 monthly installments of $128 including interest at approximately 20 percent; collaterialized by office
     equipment costing $3,883                                                                  3,883
                                                                                          ----------
                                                                                             439,323
                                                                Less current portion           4,075
                                                                                          ----------
                                                                                          $  435,248
                                                                                          ==========

     At July 31, 2003, long-term debt is due in aggregate annual installments as follows:


   Year ending July 31,
                               2004        $    4,075
                               2005           146,191
                               2006           145,870
                               2007           143,187
                         Thereafter              --
                                           ----------
                                           $  439,323
                                           ==========



Note 9 -- Common Stock:

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

Note 10 -- Preferred Stock:

     In 2003, the Company authorized 10,000,000 shares of Preferred stock. At July 31, 2003 there was no preferred stock issued or outstanding.

Note 11 -- Stock Options and Warrants:

     In July 2003, the Company adopted an Equity Compensation Plan for the benefit of the Company's employees, directors, officers, consultants and advisors. The Company appointed a Stock Award committee to administer the Plan and the issuance of stock options. The Company converted options issued by MRT into stock options of the Company. There have been no options exercised under the Plan.

     The following is a summary of the plan options granted:

                                                             Weighted-
                                         Number of            Average
                                          Options          Exercise Price
                                          -------          --------------
Outstanding December 31, 2002            4,560,000             $ 0.04
  Options issued                         7,836,204               0.09
  Options expired                         (510,500)              0.16
                                        ----------
Balance prior to merger                 11,885,704               0.07
  Options converted                     (7,974,119)              0.07
                                        ----------
Outstanding July 31, 2003                3,911,585               0.07
                                        ==========

     The Company has adopted the disclosure only provisions of SFAS 123 "Accounting for Stock-Based Compensation". The Company determined that the options issued in 2003 and 2002 had no value using the Black Scholes pricing and a 50 percent volatility factor at the date of grant. Accordingly, the net loss of $1,898,316 and $622,152 for the years ended December 31, 2002 and 2001, respectively, would be unchanged because no compensation would be recognized.

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

Note 12 -- Contingency Loss:

     The Company recorded a contingency loss of $105,000 in connection with a possible claim arising from the merger with API.


Note 13 -- Loss per share:

     A reconciliation of basic loss per share to diluted earnings per share is presented below.

                                                                          Per
                                                                          share
                                             Net Loss         Shares      Amount
                                           ------------     ----------   -------
Seven months ended July 31, 2003:
Basic EPS
  Loss available to common shareholders    $ (1,898,316)    13,482,257   $(0.14)
Effect of Dilutive Securities Stock
options and warrants                               --             --        --
                                           ------------     ----------   ------
                                           $ (1,898,316)    13,482,257   $(0.14)
                                           ------------     ----------   ------
Year ended December 31, 2002:
Basic EPS
  Loss available to common shareholders    $   (622,152)     6,070,376   $(0.10)
Effect of Dilutive Securities Stock
options and warrants                               --             --        --
                                           ------------     ----------   ------
                                           $   (622,152)     6,070,376   $(0.10)
                                           ------------     ----------   ------

Note 14 -- Income Taxes:

     Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

     Net deferred tax assets/(liabilities) consisted of the following components as of July 31, 2003:
                                            Current    Long-Term       Total
                                           ----------  ----------    ----------
Seven months ended July 31, 2003:
  Deferred tax assets:
  Net operating loss carryforwards         $     --    $1,600,000    $1,600,000
                                           ----------  ----------    ----------
Deferred tax liabilities                         --          --            --
                                           ----------  ----------    ----------
                                                 --     1,600,000     1,600,000
Valuation allowance                              --     1,600,000     1,600,000
                                           ----------  ----------    ----------
Net deferred tax asset                     $     --    $     --      $     --
                                           ==========  ==========    ==========

     The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period. The valuation is allowance is based on the uncertainty of the Company's ability to generate sufficient taxable income in future years to fully utilize the net operating loss carryforwards.

     The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the seven months ended July 31, 2003 and the year ended December 31, 2003 due to the following:

                                                           Seven
                                                           months       Year
                                                           ended        ended
                                                         07/31/2003   12/31/2002

Computed "expected" tax (expense)/benefit                $ 664,411    $ 217,753
Increase /(decrease) in income taxes resulting from:
  Temporary differences                                   (664,411)    (217,753)
                                                         ---------    ---------
                                                         $    --      $    --
                                                         =========    =========

     The Company has not filed tax returns for 2002 and 2001. Dependant upon the filing of the 2002 and 2001 tax returns, the Company will have net operating loss carryforwards of approximately $4,600,000, which begin to expire in 2002.

     The Tax Reform act of 1986 contains provisions which limit the ability to utilize net operating loss, capital loss, and various tax credit carryforwards in the case of certain events including significant changes in ownership interest. If the Company's tax carryforwards are limited, and the Company has taxable income which exceeds the permissible yearly net operating loss carryforward, the Company would incur a federal income tax liability even though these loss carryforwards would be available in future years.




Note 15 -- Pro-Forma Financial Information:

     The following pro-forma data summarizes the results of operations for the seven months ended July 31, 2003 and the year ended December 31, 2002, as if the mergers with API had been completed January 1, 2002:

                                               Seven
                                               months                Year
                                               ended                 ended
                                             07/31/2003           12/31/2002
                                            ------------          ----------
Net revenue                                 $     94,312          $  776,622
Operating loss                              $ (1,912,754)         $ (536,859)
Loss per share -- basic and diluted         $      (0.08)         $    (0.02)

Note 16 -- Other Matters:

     Advertising costs:

          Advertising costs are expensed as incurred. Total advertising costs were approximately $40,000 and $96,412 for the seven months ended July 31, 2003 and the year ended December 31, 2002, respectively.

     Foreign Cash and Operations:

          The Company's subsidiary Mobile Reach Technologies, GmbH maintains deposits in foreign accounts, not insured, in the amount of $20,541 and $11,419 at July 31, 2003 and December 31, 2002, respectively. This subsidiary had foreign sales $55,757 and $438,539 for the seven months ended July 31, 2003 and the twelve months ended December 31, 2002, respectively.

     Operating Leases:

          The Company leases office space and furnishings on a month to month basis. Rent expense incurred was $21,000 and $46,625 for the seven months ended July 31, 2003 and the year ended December 31, 2002, respectively.

EXHIBIT INDEX

The following documents are filed as part of this report:

2.1 Articles of Merger dated July 30, 2003 between Registrant and Asphalt Paving International, Inc. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 14, 2003.

2.2 Articles of Share Exchange dated July 31, 2003 between Registrant and Mobile Reach Technologies, Inc. Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on August 14, 2003.

3.1     Certificate of Incorporation of Registrant. Incorporated by reference to
        Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 14, 2003.

3.2 Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on August 14, 2003.

10.1 2003 Equity Compensation Plan of Registrant. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 14, 2003.

10.2 Executive Employment Agreement between Mobile Reach Technologies, Inc. and Michael Hewitt dated December 23, 2002. Incorporated by reference to
        Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 14, 2003.

10.3 Special Terms and Conditions of Employment between Mobile Reach Technologies, Inc. and Michael Hewitt dated December 23, 2002. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 14, 2003.

10.4 Amended Standard Terms of Employment between Mobile Reach Technologies, Inc. and Mark Lloyd dated January 1, 2003. Incorporated by reference to
        Exhibit 10.4 to the Company's Current Report on Form 8-K filed on August 14, 2003.

10.5 Amended Special Terms and Conditions of Employment between Mobile Reach Technologies, Inc. and Mark Lloyd, dated January 1, 2003. Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on August 14, 2003.

16.1 Letter of Independent Auditor. Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed on October 3, 2003.

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