Form 10KSB
period 2004-07-31
MOBILE REACH INTERNATIONAL INC
filed 2004-12-17
CIK 1069322

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

                     For the fiscal year ended July 31, 2004
                                       OR
     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        MOBILE REACH INTERNATIONAL, INC.
                        --------------------------------
                 (Name of small business issuer in its charter)

            DELAWARE                                            20-0121007
            --------                                            ----------
  (State or other jurisdiction                               (I.R.S. Employee
of incorporation or organization)                           Identification No.)

           2054 KILDAIRE FARM ROAD #353
               CARY, NORTH CAROLINA                                 27511
               --------------------                                 -----
     (Address of principal executive offices)                    (Zip Code)

                    Issuer's telephone number (919) 376-0231

         Securities registered under Section 12(b) of the Exchange Act:

 Title of each Class                   Name of each exchange on which registered
        None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.0001
                                (Title and Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No|_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     42,589,940 Shares Common Stock, par value $0.0001 were outstanding as of July 31, 2004.

                                     Part I


Item 1.  Description of Business


Company History


Mobile Reach International, Inc. (the "Company" or "Mobile Reach") was incorporated in the State of Delaware in July 2003. At the time of incorporation, the Company was a wholly-owned subsidiary of Asphalt Paving International, Inc. ("API"), a company incorporated in the State of Florida in January 1998. API's shares were publicly traded. However, API conducted no active business.

Immediately following the incorporation of the Company, API merged into the Company and the shareholders of API owned all the stock of the Company. As a result of the merger, the Company was the surviving corporation in the merger, the state of incorporation of the corporate entity owned by API's shareholders was changed to Delaware. On August 6, 2003, the Company's shares became publicly traded on the Over-the-Counter Bulletin Board, under the symbol MBRI.

Immediately after the merger with API, the Company acquired all the shares of Mobile Reach Technologies, Inc. ("MRT"), a North Carolina corporation, in a share exchange with all the shareholders of MRT. As a result of the share exchange, MRT became a wholly owned subsidiary of the Company. On December 17 2003 Mobile Reach International, Inc. entered into an Agreement of Plan of Merger with Waves Consulting Group, Inc. by and between MRI Acquisitions Corp. As a result, Waves Consulting Group became a wholly owned subsidiary of the Company.

The Company conducts all its business through its subsidiaries, Mobile Reach Technologies, Inc. ("MRT") and Mobile Reach Solutions, Inc. ("MRS"), formally Waves Consulting Group, Inc. The Company, MRT and MRS are also hereafter collectively referred to as the Company or Mobile Reach or the Registrant.

MRT was incorporated in North Carolina in July 2000, the Registrant continues to conduct the business according to plan prior to the share exchange. MRT has developed and sold mobile technology and services for information systems and communications networks. In late 2000, MRT acquired its wholly-owned subsidiary, Mobile Reach Technologies, GmbH ("MRT-Germany"), which is located in Germany, to market the Company's products and services to the European market. The Company will continue to conduct business through MRT, as of the fiscal year end, the company suspended its operations in Germany to focus its efforts on the US market.


General


The Company sells its software products and services to clients who desire to increase the efficiency by which their employees access, utilize and exchange data using mobile networks. Our solutions are not dependent upon any single product or system. Currently, most mobile network hardware falls into one of two categories. Some networks serve mobile devices that are always on and are always connected to the network. Other networks serve mobile devices that are connected to the network only when users desire to access or input information. Mobile Reach believes that most companies would be best served by having networks that serve both mobile users whose devices are always on and other devices that are occasionally connected computers (OCC). Over time, the Company expects equipment manufacturers will begin introducing networks that serve both types of users on the same network. Mobile Reach anticipates the market will move toward standardized networks. By being ahead of this trend, the Company believes its platform and adaptable online-offline connection features will result in increased sales.


The Company began selling products and services in mid 2000 as a mobile solution provider under the name Mobile Reach Technologies, Inc. The Company's products and services were based on one of the leading enterprise platforms, called Remedy Action Request System, a Service Management solution. Since that time, the Company has established offices in the United States and Germany. Today, Mobile Reach has expanded its goals beyond Remedy-based enterprise platforms. The Company's expanded business model is to deliver the products and services customers require to deploy enterprise-wide solutions to its businesses.

Needs and Solutions of the Client


The Company has continued to focus its efforts within the industries that are likely to reap the highest returns on investment by deploying efficient mobile solutions. That being the following industries: pharmaceutical and healthcare, transportation and logistics, financial services, utilities and energy, education and government.

Mobile Reach clients have invested substantial amounts of money in enterprise application software, from providers such as Seibel, SAP, Oracle and Remedy. Enterprise applications software usually resides on servers that are designed to allow access to a network only from desktop computers, not from hand held mobile units of employees, vendors and partners. The Company assists clients by expanding access to existing and future enterprise applications software from desktops to mobile devices, utilizing the Company's processes and technologies.

The Company's software tools allow it to efficiently solve many of the mobility problems of its clients and constitute one of its primary competitive advantages. The Mobile Reach client is no longer willing to buy cool technology. Clients will invest in technology only if they believe the investment will help them solve critical business processes. Consequently, the Company's strategy combines its mobile technologies with consulting services that assist clients by identifying their business inefficiencies, develop solutions and then deploy mobile solutions that are integral parts of their everyday business process. Mobile Reach continues to focus its products and services solely around mobility, as the Company strives to become the mobile solutions leader.


Professional Services


A key component of the business strategy is to provide professional services based on industry recognized best practices that enable Mobile Reach clients to understand mobility solutions, define solutions that achieve specific goals that will work with their business, as well as successfully develop[ and implement solutions.

Mobile Reach combines a blend of strategy consulting, systems integration, and application development, to produce best-of-breed applications in a mobile environment. Mobile Reach's Professional Services Group facilitates proven business processes, by leveraging both internal and external resources to quickly develop technologies that demonstrate a strong ROI. The professional services group at Mobile Reach facilitates learning for organizations in mobility best practices including assessments, user interface design, workflow, development, quality assurance and implementation. Our team will assist your organization based on the scope of the project either individually, as a team or a per-project arrangement.


Software Products


MRT offers a number of software products in two broad categories:

     o Mobile Application Suites - are targeted to specific business processes for mobile workers who need immediate access to accurate data.

     o Platform Software is a collection of software products that allow both mobile devices to reach existing enterprise applications and allow rapid development of mobile forms-based applications on mobile devices.


Mobile Application Suites


Mobile Application Suites extend entreprise applications to mobile devices. Mobile applications enable improved efficiency, accuracy and access to critical information at the point of action. Mobile applications are built on Splitware
(TM), the Mobile Reach middleware system that enables the mobile extension of enterprise applications to mobile platforms.

At the current time, Mobile Reach provides two Mobile Application Suites:

     Mobile ITIL Suite - The Mobile ITIL Suite is an application suite of applications that enables the mobile extension of IT management applications such as help desk or call center, asset management and asset inventory.

Mobile CARE Suite - The Mobile CARE Suite is an application suite that enables the mobile extension of a healthcare patient tracking system.


Mobile ITIL Suite


The Mobile ITIL Suite is a suite a mobile applications that enables the mobile extension of IT management applications such as help desk or call center, asset management and asset inventory. The Mobile ITIL Suite enables improved efficiency, accuracy and access to critical information at the point of action.

The Mobile ITIL Suite aligns with the industry standard ITIL (IT Infrastructure Library) which is a widely accepted approach to IT Service Management (ITSM):

ITIL Process                            Mobile ITIL, Suite Product
------------                            --------------------------

Incident Management                     HelpReach (TM)
Configuration Management                AssetReach (TM)
Change Management                       ChangeReach (TM)
Custom                                  SplitForms (TM) Wizard

The benefits provided by the applications in the Mobile ITIL Suite are:

     With HelpReach (TM) on a mobile PDA or laptop, whether connected to the server application or not, your technicians can create, look-up, assign, modify and close tickets while at the location of the incident.

     With AssetReach (TM) on a mobile scanning device, whether connected to the server application or not, your technicians can create, look-up, audit and modify asset records while at the location of the asset.

     With ChangeReach (TM) on a mobile PDA or laptop, whether connected to the server application or not, your managers and technicians can coordinate Remedy Change request tasks from any location.


Mobile CARE Suite


The Mobile CARE Suite of mobile application software is designed to present caregivers with the information necessary to deliver excellent care in each of many patient encounters. Caregivers make decisions every hour about the diagnosis, treatment and on-going therapy for the patient. At each decision point, the quality and timeliness of the information about that patient influences the quality of the patient care decisions, the success of treatment and the efficiency of the physicians and other caregivers.

The Mobile CARE Suite has been deployed to enhance the timeliness and quality of information available to caregivers at the point of care and thus to improve patient care. It is guided by the following principles:

     On an institution wide basis, the institution provides the Mobile CARE Core
     - common services and the anchor application of the Mobile CARE Suite

     Departments within the institution are encouraged to deploy specialized applications - the Mobile CARE Suite makes this departmental deployment very simple

     3rd party vendors are encouraged to deploy specialized applications - the Mobile CARE Suite makes this 3rd party deployment very simple

     Long term success depends upon balance of 3 constituencies: Institution, Caregivers & Support Organizations

Platform


Splitware(TM) - is a scaleable mobile middleware platform Mobile Reach is developing that will reside within the enterprise networks of its clients. It provides seamless connectivity from back office systems to simultaneous mobile users and devices.

The Company has designed its Splitware(TM) software to be compatible with legacy, CRM (Customer Relationship Management) and ERP (Enterprise Resource Planning) systems. This allows Mobile Reach to partner, develop and integrate its proprietary applications with leading enterprise systems, including Oracle, SAP, PeopleSoft, Siebel and Remedy, as well as customer-built back-office databases.

Splitware's modular design enables IT professionals to plug-in a stand-alone application or several scalable applications all at once or over an extended period of time. Its permission based access panel allows administrators to increase access to any or all-mobile users within minutes.

Splitware(TM) is compatible with Microsoft's open COM+ architecture and has been designed to leverage Microsoft's .NET initiative for providing secure mobile data solutions to enterprises and is currently in use with high security applications. Splitware(TM) consists of several component capabilities that Mobile Reach packages for individual customer installations based on the specific client requirements. The component capabilities are all branded with the "Split" name and include the following:

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

Currently, the Company has an agreement with Remedy Corporation to market and integrate its mobile platforms with the Remedy Action Request System. The Company's management team is beginning conversations with other enterprise companies, such as SAP, Siebel and Oracle, but has no agreement with such companies to date.

Third Party Products


As part of its core value proposition, the Company intends to first utilize its internal systems and technology. However, under certain circumstances, the Company will seek third party solutions and or equipment manufactures to bundle a complete solution. Third party solutions may include security applications, as well as licenses for operating systems that enable the Company's offering to be compatible and fully compliant with client systems.


Marketing


Mobile Reach has identified three separate approaches to reach its clients:

     Direct. Mobile Reach will use its own sales force to market and sell its products. Mobile Reach's Sales and Marketing teams are combined to respond rapidly to the market and client needs. Each niche market, such as healthcare (and within healthcare, markets such as hospitals and pharmacies), requires teams to fully assess and meet its unique needs. The Company believes having the most experienced sales reps and sales engineers entrenched in specific niche markets, rather than broader industries, will lead to sales successes.

     VAR. Mobile Reach will enter into agreements with `value added resellers' to market the Company's products as part of its own solutions packages. VARs will receive a discounted price from the Company for each license.

     OEM. ("Original Equipment Manufacturers") Mobile Reach will seek out established integrators to license one of the Company's products either on a limited basis or a full proprietary basis. The integrator will essentially "license" the particular technology from the Company on an exclusive basis for the purposes of integration. The Company will seek a volume based per user fee from OEMs.

The Company anticipates most of its revenue will initially be derived from direct sales and sales through VARs. Mobile Reach does not expect OEM (Original Equipment Manufacturers) sales until its products become wildly accepted and established in the market. However, the Company will seek OEM opportunities as they arise.

Initially, The Company will rely primarily on direct sales to sell both its software and services. The Company intends to expand and recruit a sales force that is segmented into product specialties and not generalists. Successfully delivering Mobile Reach services will require experienced reps who understand the client's industry and daily processes.


Competitive Factors


The Company competes in the Mobile Middleware Market. Middleware includes software that enables back office systems and mobile devices to communicate with one another. The Company believes that the following factors will be essential to its competitive strength and success within this market:

Market Vision. There are several key sectors in which Mobile Middleware is projected to grow exponentially. Consequently, the Company has already identified, researched and tested these industry-specific applications. This will assist Mobile Reach in achieving its long-term vision of becoming a mobile delivery platform capable of being used across multiple products and systems. The Company will attempt to protect specific mobility processes of its software by filing process and delivery patents to maintain its position in the market.

Technology. The Company has developed extensive trade secret processes and intellectual property. Mobile Reach will continue to develop new products and improve existing products, such as its upcoming application compatibility and intelligent tools-sets features. By developing new technologies and combining technologies with the Company's unique customized approach to providing mobility solutions, will be key features in competing in the emerging mobile middleware sector.


Strategic Relationships. The Company has identified and secured numerous relationships with channel, solution and technology companies. These relationships will enable the Company's (i) branded software products to power the products of other companies; (ii) product and services to be a part of turn-key solutions; and (iii) technology to be ahead of the curve with regard to enterprise-grade mobility products.

Focus. Initially, the Company targeted one of the leading enterprise platforms, known as Remedy. In the future, the Company will try to leverage its experience with Remedy to work with several other industry platforms, such as; Oracle, Siebel, SAP and PeopleSoft. By leveraging proven tool-sets from these larger enterprise vendors, Mobile Reach will be able to rollout specific; much needed mobile solutions to customer enterprises. The Mobile Reach client is ready to accept a scaleable mobile solution that harnesses the power of existing back office systems for which Mobile Reach's potential clients have already spent millions of dollars.


Product Differentiation.


The competitive advantages that distinguish Mobile Reach products from other vendors are as follows:

     Scalability. The Company's software works for clients of all sizes, whether small organizations with a limited number of users or large organizations with thousands of users in multiple locations.

     Compatibility. Clients can maintain control over their own proprietary information and/or applications during set-up. They have the option to include groups, back office functions, or time sensitive materials by the click of a mouse. Competing products often require clients to collect data offsite during development. Mobile Reach software allows clients to continually customize their own mobile suite, using the Company's powerful import tools.

     Customization. The Company's Mobile Enterprise Development Kit allows Mobile Reach and its partners to quickly respond to client demands necessary to move specific information of the client through its network to and from mobile devices.

     Precision. Mobile Reach's development emulator allows enterprises, partners and companies alike to test and introduce new mobile devices and changing wireless technologies into and within the mobile network.

Business Strategy


Clients seek solutions that can be used with multiple products and systems to better meet their growing needs. However, there can be no assurance that the larger Enterprise Resource Planning (ERP) and Custom Relationship Management
(CRM) companies will allow or support this much needed change. Proprietary based technologies often try to hide, allude to or disassociate themselves from standardization.

The Company strives to become one of the first mobility solutions companies with a software platform that works with multiple products and systems.

Mobile Reach has based its strategy on the following assumptions in regards to the mobile industry:

     (i) Other e-business enterprise software vendors will adopt the same principals Siebel has adopted.

     (ii) Wireless networks will advance at the rates projected by industry analysts.

    (iii) Large clients will be inclined to select a platform that works with multiple products and systems, as research indicates from Gartner, Aberdeen and ITC.

     (iv) The Company will be able to gain sales by heavily marketing to specific niche markets, such as Healthcare.

Sales


Mobile Reach's mission is to become the dominant provider of products and services that enable mobile workers to enter and have access to information when they need it. To accomplish this mission, Mobile Reach will listen to prospects, clients, applications software companies, hardware companies, and value added resellers to identify their key needs, develop products and services to address their needs and communicate the value proposition in which Mobile Reach products and services offer.

The Company will primarily focus its sales efforts on industries that have a high number of mobile workers that need to enter and access information to function effectively. Mobile Reach continues to focus its efforts on the following industries of which it believes will benefit most from the Company's products and services as it will receive a return on investment in the shortest amount of time: Pharmaceutical and Healthcare, Transportation and Logistics, Financial Services and Utility and Energy.

Mobile Reach is transitioning from a pure product sales structure to a sales structure based on a complete offering of mobile products, solutions and services. The core components of the structure will include the following:

     Business Development. The Company's business development organization will prospect, identify, qualify, and possibly close certain opportunities.

     Account Managers. Each territory-based account manager will primarily focus on new clients in the manager's regions.

     Strategic Account Managers. Each strategic account manager will proactively manage 10-15 specific strategic accounts.

     Channel Managers. Channel managers will be responsible for improving the Company's channel relationships and driving leads and revenue through its channel partners.


Intellectual Property


The Company has prepared two provisional patent applications for submittal, encompassing the bulk of the Company's core technology processes. These applications have not yet been filed. Mobile Reach expects to file these applications soon and to file additional applications as the Company continues to develop proprietary technologies and processes behind them. There can be no assurance any patents will be granted as a result of the Company's applications, or if granted that they will provide the Company with significant competitive advantages.

Mobile Reach has not registered any trademarks used with its products nor any of its copyrights. The Company relies on its common law rights to its trademarks and on the laws relating to trade secrets and proprietary know-how for protection of its copyrights. The Company practice is to require each of its employees, consultants and advisors to execute a Non-Disclosure Agreement (NDA). In general, the NDA states that the individuals must keep confidential and not disclose to other parties any confidential information developed or learned by the individuals during the course of their relationship with Mobile Reach except in limited circumstances. Also, the NDA will state that Mobile Reach owns all copyrights and inventions conceived or developed by the individuals during the course of rendering services to the Company.


Employees


During the period ended July 31, 2004 the Company re-aligned its employees as part of both a cost cutting measure and subsidiary restructuring. Mobile Reach reduced its workforce from 32 employees down to 26 for the period ending April 31, 2004. The Company further downsized once again to 21 employees for the period ending July 31, 2004.

The Company has broken down each employee under the following subsidiary below:

Eight work directly within Mobile Reach Technologies, Inc., as follows:

- One in Management & Administrative
- Two in Sales and Marketing
- Five in Development and Technology

Eight work within the second subsidiary, Mobile Reach Solutions, Inc. formally Waves Consulting Group, Inc., as follows:

- Two Management & administrative
- Four in Telecom Engineers and Support Staff.
- Two in Sales and Marketing

The balance of the Company's employees (eight), work for the parent company, Mobile Reach International, Inc. as executive and administrative.

The Company owes its employees approximately $168,328.000 of accrued salary. Raising capital and generating revenue to pay accrued salary and future salaries of current and future employees will be necessary to retain and recruit the personnel the Company requires to achieve its goals.

The Company Accounts Receivable for the period ended July 31, 2004, increased $310,604.00 from $17,955.00 for the seven month period July 31, 2004 to $328,559.000 The increase in the Companies receivables is a directly attributed to the increase in new customers both subsidiaries garnered during the quarter. See the Management Discussion and Analysis for additional notes.


Item 2. Description of Property.

The Company does not own any real estate or land. In connection with the acquisition of Waves Consulting Group, Inc., The company has certain obligations that are assets of the its wholly owned subsidiary and its President - specifically vehicles that are primarily used for servicing the Company's clients. See notes to financial statements and Management Discussion and Analysis for additional information.

The Company has a long term lease for 12,000 Sq Feet of office space at Regency Park in Cary North Carolina which it has occupied since November 1, 2003. Subsequent to the Company's fiscal year end, July 31, 2004 the Company's management began negotiations with its current landlord to vacate the premise and satisfy the lease obligations as part of its overall company restructuring. See note to financial statements and Management Discussions and Analysis for additional information.


Item 3. Legal Proceedings.


On August 27, 2003, Aquent Partners, Inc. filed a complaint against the Company seeking damages for payment for services in the amount of $115,412.75 pursuant to a promissory note entered into by MRT. Aquent Partners, Inc was awarded a judgment in the amount plus any applicable interest until paid in full. At the time of the company's fiscal year end July 31, 2004 the judgment remained enforce and outstanding, However, during this reported quarter ended October 31, 2004 the Company satisfied the claim for $121,664.29.00, including all interest and court costs arising from this claim. The Companies balance sheet reflects this for the period ending October 31, 2004.

The Company has received a demand letter from counsel for a former employee of MRT requesting payment for services rendered by this former employee to MRT. This matter is the subject of pending settlement negotiations and the amount of liability has not been settled. As of May 2004 the company entered into an agreement with the former employee to settle the claim arising from past services. A discharge and satisfaction was signed by both parties and shares were issued in connection with the satisfaction in the amount of 750,000 common shares including all attorney fees.

In August 2003, the Company received a demand letter from the Administrative Receivers for Advance Banking Solutions Limited, a United Kingdom company, for claims by Advanced Banking Solutions against Asphalt Paving International, Inc. ("API"), these claims were transferred to the Company when API merged into the Company and are for certain license fees alleged to be owed by API in the amount of $105,000.00, (65,000 UK pounds), plus interest. With respect to the claim by Advance Banking Solutions Limited, the Company has an indemnification agreement with certain shareholders of API and has placed shares in escrow with the attorney for API to cover any liability of the Company with respect to these claims. In February 2004, certain shareholders of API entered into an indemnification and release from Escrow agreement to indemnify, defend and hold harmless the company against any losses, liabilities, damages, deficiencies, cost or expenses based upon any claim made by or on behalf of any party due to failure to deliver to the company, the release contemplated by Section 8.8 of the Share Exchange Agreement or on behalf of Advanced Banking Solutions Ltd. and or PCT Corporation. The API shareholders in connection with this further indemnification have agreed to retire the shares of common stock in connection with Advanced Banking Solutions claim.

During the period ended July 31, 2004, the Company still had an unsettled claim from a former employee for wages earned during 2002. Both parties have been in communication and are in the process of attempting to settle the claim.

A former Director of the Company on June 11th 2004 filed a claim with American Arbitrators Association for services under a consulting agreements dated January 2003 for $350,000.00. To date the Company has defended such claim in cooperation with the American Arbitrators Association and has adjourned the hearing until April 2005 The Company has submitted a settlement offer in the range of $150,000.00 to $160,000.00 subject to certain repayment agreements. At the time of this filing negotiations were not yet agreed upon by both parties.

During the period ended January 2004, the Company was presented with a letter of concern in regards to the company complying with Sarbanes-Oxley Act in its Filings. The company's council has examined all concerns put forth by Hamilton Lehrer and completed its due diligence in respect to the company's obligation to comply with the said securities laws. As of February 2004, both parties agree that previous concerns had been satisfied according to the regulations set forth within the Sarbanes-Oxley Act.

During the period of August 2004, the Company received notification of a judgment entered against both a former employee and the Company for services rendered of less than $1,000.00. As of November 2004, the Company has satisfied all monies owed and received a satisfaction of judgment against both the former employee and the Mobile Reach.

During the period ended July 31, 2004, former legal council of the Company, Daniels Daniels & Verdonik filed a UCC Security Interest against the Company's assets, the claim was filed in Wake County North Carolina, against the Company and one of its subsidiaries for past services in the amount of $208,763.54. Under the Settlement terms the former council of the Company agreed to cancel the note for the full amount dated July 28, 2003. In connection with the February 27, 2004 financing the Company entered into Settlement and Release Agreement and satisfied all monies owed in the amount of $162,500 on March 16, 2004. As part of the Settlement and Release Agreement terms, the former council of the Company released all rights to any claims against the Company and withdrew the UCC Security Interest in Assets claim.


Item 4.  Submission of Matters to Vote of Security Holders.


Not Applicable


                                     PART II


Item 5.  Market for Common Equity and Related Stockholders Matters.


Market Information

The Company's Common Stock is quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers. Mobile Reach shares are listed under the symbol "MBRI" since August 6, 2003. Prior to that date, the Common Stock of its predecessor, Asphalt, traded under the symbol "API."

The following table shows the quarterly high and low bid prices and high and low ask prices for Mobile Reach common stock over the last two fiscal years, as reported on the OTC Bulletin Board. The closing price of its common stock on August 26, 2004 was $0.07 per share.


                                                                                    High       Low
-------------------------------------- -------------------------------------- --- ---------- ---------

Fiscal year ended July 31, 2003
-------------------------------------- -------------------------------------- --- ---------- ---------
                                       First quarter - (Aug, Sept, Oct)           $0.45      $0.17
-------------------------------------- -------------------------------------- --- ---------- ---------
                                       Second quarter -  (Nov, Dec, Jan)          $0.40      $0.11
-------------------------------------- -------------------------------------- --- ---------- ---------
                                       Third quarter - (Feb, Mar. Apr.)           $0.25      $0.13
-------------------------------------- -------------------------------------- --- ---------- ---------
                                       Fourth quarter - (May, Jun, Jul)           $1.01      $0.48
-------------------------------------- -------------------------------------- --- ---------- ---------

Fiscal year ending July 31, 2004
-------------------------------------- -------------------------------------- --- ---------- ---------
                                       First quarter                              $0.90      $0.13
-------------------------------------- -------------------------------------- --- ---------- ---------
                                       Second quarter                             $0.65      $0.20
-------------------------------------- -------------------------------------- --- ---------- ---------
                                       Third quarter                              $0.40      $0.20
-------------------------------------- -------------------------------------- --- ---------- ---------
                                       Fourth quarter                             $0.30      $0.08

-------------------------------------- -------------------------------------- --- ---------- ---------

Fiscal year ended July 31, 2005
-------------------------------------- -------------------------------------- --- ---------- ---------
                                       First quarter                              $0.09      $0.03
-------------------------------------- -------------------------------------- --- ---------- ---------

As of July 31, 2004, there were approximately 174 holders of record of Mobile Reach common stock. The Company believes that a significant number of shares of its common stock are held in either nominee name or street name brokerage accounts. Consequently, the Company is unable to determine the number of beneficial owners of its stock.

As of July 31, 2004, the Company has 42,589,940 issued and outstanding common shares of stock. Of which, 6, 231, 877 outstanding stock options. Additionally, the Company has 2,963,628 outstanding warrants.

Under Rule 144, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year (including the holding period of any prior owner or affiliate) would be entitled to sell within any three-month period, a number of shares that does not exceed the greater of
(1)% of the number of shares of common stock then outstanding or (2) the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a Form 144 with respect to such sale. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about the Company.

Under Rule 144(k), a person who is not deemed to have been an affiliate of the Company at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years (including the holding period of any prior owner except an affiliate), is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

The holders of 11,064,902 restricted shares of Common Stock of the Company have signed agreements that prohibit resale into public markets by such shareholders of shares of Common Stock of the Company until after July 31, 2004. Thereafter, the lock-up limits resales into public markets each month to one third of 1% of the shares of Company Common Stock outstanding on the first date of the month until July 31, 2005.

The holders of 2,961,455 restricted shares of Common Stock of the Company have signed agreements that prohibit resale into public markets by such shareholders of shares of Common Stock of the Company until after July 31, 2005. Thereafter, the lock-up limits resales into public markets each month to one third of 1% of the shares of Company Common Stock outstanding on the first date of the month until July 31, 2006.

As of July 31, 2004, the Company was in default of filing a registration statement for the holders of 5,265,678 restricted shares of Common Stock of the Company. These holders are entitled rights to have the Company register these shares for resale. Under the Agreement, the Company was required to file a registration statement on or before November 28, 2003. As of August 31, 2004, the Company filed its registration statement and included penalty shares in connection with the registration rights agreements. However, the Company remains in default of registering the full amount of restricted shares of common stock.

The holders of 453,125 restricted shares of Common Stock of the Company were issued in connection with a financing dated February 27 2004. These shares were included in the registration statement that was filed with the Securities Exchange Commission on August 31, 2004.

On August 21, 2003 the Company filed a Registration Statement on Form S-8 covering the resale of shares of Common Stock granting part to the Company's 2003 Equity Compensation Plan.

The Company can not offer assurance that an active public market of the Company's shares will develop. Future sales of substantial amounts of its shares in the public market could adversely affect market prices prevailing from time to time and could impair the Company's ability to raise capital through the sale of its equity securities.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that any earnings will be retained for development and expansion of its business and Mobile Reach does not anticipate paying any cash dividends in the foreseeable future. The Company's board of directors has sole discretion to pay cash dividends based on the following; financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.


Item 6.  Management Discussion and Analysis or Plan of Operation.


You should read the following discussion of the Company's business and results of operations in conjunction with the consolidated financial statements attached herein. The results shown in this 10-KSB are not necessarily indicative of the results it will achieve in any future periods.

Overview

The Registrant conducts all its business through its subsidiary, Mobile Reach Technologies, Inc. (MRT), Mobile Reach Solutions, (MRS). The Registrant and its subsidiaries are also hereafter collectively referred to as the Company or Mobile Reach.

The Company sells its software products and services to clients who desire to increase the efficiency by which their employees access, utilize and exchange data using mobile networks. Mobile Reach solutions are not dependent upon any single product or system. Currently, most mobile network hardware falls into one of two categories; some networks serve mobile devices that are always on and are always connected to the network, while, other networks serve mobile devices that are connected to the network only when users desire to access or input information. It is Mobile Reach's belief that most companies would be best served by having networks that serve both mobile users whose devices are always on and other devices that are occasionally connected computers (OCC).

Over time, the Company expects equipment manufacturers will begin introducing networks that serve both types of users on the same network. Mobile Reach anticipates the market to move toward standardized networks. By being ahead of this trend, the Company believes its platform and adaptable online-offline connection features will result in increased sales and greater market penetration.

The Company sells its mobile infrastructure applications primarily to enterprises, original equipment manufacturers, application developers and resellers both directly and through its partner network. The Company derives revenue from:

     -    Software license fees and royalties;

     -    Support and maintenance fees; and

     - Professional services, including non-recurring development fees that we generate when Mobile Reach adapts products to customers' specifications and consulting/mobility strategy services.

     - Related mobile equipment, devices and related carrier pass through incentives or commissions

The Company's future results of operations will be highly dependent upon the success of its software products and service offerings, specifically its Mobile Infrastructure Platform as well its accompanying Wizard Tools, and Mobile Strategy Implementations. The Company expects the license fees, services and royalties generated by these products and services to continue to constitute the majority of its revenue. The Company is seeing key signs in certain sectors maturing at a greater rate than expected, thus for the company intends to capitalize on these sectors and deliver best of breed mobility solutions. By executing against this verifiable traction, the company expects to garner the competitive advantage it was looking for with the specific sector.

The Company sells its product and services directly to end-users and also markets and sells many of its products through multiple indirect channels, primarily distributors and resellers. For the twelve-month period ending July 31, 2004, the company had no customer that accounted for greater than 10% of revenues.

The Company will continue to pursue strategic acquisitions of, or strategic investments in, companies with complementary products, technologies or distribution networks in order to broaden our mobility offerings. Mobile Reach currently has no commitments or agreements regarding any material transaction of this kind; however, it may acquire businesses, products or technologies in the future. As a result, it may require additional financing in the future and, if the Company were required to obtain additional financing in the future, sources of capital may not be available on terms favorable to Mobile Reach.

The Company competes with the following:

     o Mobile data management companies, such as iAnywhere (a division of Sybase), Infowave.

     o Application mobilization companies, including Everypath, iAnywhere, Extended Systems,

     o Mobile enterprise solutions companies, including Aether Systems, Dexterra, and Telispark;

     o    Service Consulting and Implementation, such as Lawson and Selectica

As the markets for mobile information management products grow, the company expects competition from existing competitors to intensify. Additionally, if existing or new competitors were to merge or form strategic alliances, the Company's market share may be reduced or pressure may be put on it to reduce prices resulting in reduced revenue and margins.

The Company has put forth certain initiatives in the sector to commercialize its mobility product offering. Great strides are being noted by resellers, partners and clients as the Company has gained both clients and traction in the marketplace. Additionally, the Company is committed to investing in its mobility processes and best practices so that the strategic goal of becoming the "go-to mobility leader" is executed as the management team has put forth.


Financial Discussion


Mobile Reach revenues primarily comprise of licensing and services fees, which the Company recognizes as revenue when the product or services are provided to the client. The attached pro-forma consolidated financial data; is provided for comparative purpose only and does not claim to be indicative of the actual financial position or result of the Company's carry forward operations.

Total revenue for the twelve-month period ended July 31, 2004 was $1,589,859.00 compared to $94,312.00 reported for the year ended July 31, 2003. Total Net loss for the twelve-month period ended July 31, 2004 was $3,215,794.00, or $0.11 per diluted common share. In the execution of its operational plan during the last fiscal year, the Company's management and Board of Director's were focused on building profitable subsidiaries and financing activities to grow its business units and fund its operations.

The Cost of Sales associated with the delivery of the Company's solutions is expected to be proportioned as the repeatable model is implemented with future clients. As a result, the Company recognized an above average cost associated for the twelve months ended July 31, 2004.

The Company sales and marketing expenses consist primarily of compensation and related costs for ramping up efforts around product marketing, associated personnel, travel and entertainment and other related costs. The Company expects sales and marketing expenses to decrease as a percentage of sales as the Company continues to leverage its reseller relationships and strategic clients to further its sales and marketing initiatives.

SG&A for the twelve month ended July 31, 2004 consisted primarily of compensation and related costs associated with financing activities. The Company expects its general and administrative expenses to decrease as a percentage of its annual revenues primarily due to traction the Company's products are receiving in the marketplace.


CRITICAL ACCOUNTING POLICIES


In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, the Company makes estimates, assumptions and judgments that can have a material impact on its net revenue, operating income and net income (loss), as well as on the value of certain assets on its consolidated balance sheet. The Company believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on its consolidated financial statements. The Company considers these to be its critical accounting policies. The policies described below are not intended to be a comprehensive list of all the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management judgment in their application. There are also areas in which management judgment in selecting any available alternative would not produce a materially different result. The Company's audited consolidated financial statements and notes thereto contain significant accounting policies and other disclosures required by generally accepted accounting principles. The accounting policies that are considered critical to an understanding of the consolidated financial statements are highlighted below.


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

At the time of the transaction, the Company's accounting policies assess whether the fee associated with the revenue transactions is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the shorter of the Company's normal payment terms or 90 days, the Company accounts for the fee as not being fixed or determinable. In these cases, the Company recognizes revenue as the fees become due and payable. If the Company had assessed the fixed or determinable criterion differently, the timing and amount of its revenue recognition may have differed materially from that reported.

The Company recognizes revenue for support and maintenance services over the contract term, which is usually twelve-months, and generally, recognizes revenue from training services as these services are performed. Revenues from software licensing is generally recognized when delivery and acceptance; for professional services that involve significant implementation, customization, or modification that is essential to the functionality of systems, the company generally recognize the service revenue over the period of the engagement, using the percentage-of-completion method. In cases where professional services involve customizations for which the amount of customization effort cannot be reasonably estimated, where significant uncertainty about the project completion exists, or where an arrangement provides for customer acceptance, the Company defers the contract revenue under the completed contract method of accounting until the uncertainty is sufficiently resolved or the contract is complete. If the Company was to make different judgments or utilize different estimates of the total amount of work expected to be required to complete an engagement, the timing of the companies revenue recognition from period to period, as well as the related margins, might differ materially from that previously reported.

Liquidity and Capital Resources


At July 31, 2004, the Company had current assets of $477,679.00 and current liabilities of $2,885,571. The independent auditors, who audited the financial statements for the period ended July 31, 2004, have expressed substantial doubt about the Company's ability to continue as a going concern given its recurring losses from operations, negative working capital and net stockholders' deficit. In addition, the Company must deal with the litigation and claims described in
Item 3 of this Form 10-KSB under the heading "Legal Proceedings."

In response to these issues, the Company raised $525,000 in convertible debentures dated February 27th 2004, and $1,006,220.00 in common stock. Management believes it is imperative that the Company raise additional funds, to fund the Company's operations as well as its sales and marketing efforts; including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for the Company and its subsidiaries.

Failure by the Company to raise capital is likely to have a material adverse effect on the business of the Company and may cause shareholders to lose their entire investment in the Company. There can be no assurance the Company will be successful in its capital raising efforts. In addition, the Company has substantial risks associated with financing terms that may or may not be favorable to the company from potential investors, which could harm the interests of existing investors, as well as by causing substantial dilution and by downward pressure on the market price of the Company's Common Stock resulting from re-sales of securities by new investors. The Company will be required to register the securities of new investors for re-sale.


Effects of Foreign Currency Exchange Rates


The Company derives a portion of our net revenue from international sales, principally through our international subsidiary and through a limited number of resellers. Sales made by its international subsidiary are generally denominated in each country's respective currency. Fluctuations in exchange rates could cause the companies results to fluctuate when a translation of revenues and expenses denominated in other currencies into U.S. dollars. Fluctuations in exchange rates also may make our products more expensive to resellers or customers who purchase the companies products in U.S. dollars.


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


Our financial results for the twelve-month fiscal year ending July 31, 2004 show substantial losses and there is substantial doubt as to our ability to continue as a going concern.


The financial statements for the twelve month period ended July31, 2004 reflect additional substantial losses due to the ramp up of sales and marketing as well as the cost associated with the acquisition of Waves Consulting Group, Inc. Specifically, however, the Company has sustained substantial operating losses in the twelve months ended July 31, 2004 and the seven months ended July 31, 2003 of $3,142,860 and $1,898,316, respectively. The Company, as of October 1, 2003, is in default on certain notes payable, payroll taxes and other payables. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2003, the Company's current liabilities exceed current assets by $2,546,773, and the Company has an accumulated deficit of $3,295,885.

Our independent auditor has indicated that it doubts that the Company can continue as a going concern. Our independent auditor's opinion may negatively affect our ability to raise additional funds, among other things.

Scharf Pera & Co., PLLC, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholder's deficit. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. You should consider our auditor's comments when determining if an investment in the Company is suitable.


We depend upon a limited number of clients.


A significant portion of the Company's revenues during 2004 were derived of orders from a limited number of clients. The timing of receipt, fulfillment and deployment of orders from these limited client is likely to cause significant fluctuations in our operating results, especially on a quarterly basis.


We are dependent on certain key personnel, including members of our management team


The Company currently has a very small senior management team and is highly dependent on certain key individuals of this team. The operations would suffer significantly if some or all of these individuals were to terminate their relationship with the Company for any reason. Retaining and or replacing these relationships will become even more important as the Company grows. The Company cannot assure the investing public that it will be able to replace a key individual who terminates his or her relationship with the Company. The Company will utilize best practices in recruitment if and when it's necessary to replace key individuals. The Company does not have any key-man life insurance on its current employees.

We are dependent on proprietary intellectual property, and our measures to protect such property may be insufficient.

We rely on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products, such as Splitware. We have not registered our copyrights or trademarks and instead we are relying on common law to protect our rights. We cannot assure you that these protections are adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. We believe that our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, but we cannot assure you that third parties will not assert infringement claims against us in the future.


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

The mobile solutions in which we provide information technology are designed to facilitate information flows over such systems. If our mobile solutions fail to work as anticipated, customers may bring claims against us, despite limitations on such claims in our contracts and agreements with customers. Defending against such claims can be costly and time consuming, and could have a material adverse effect on our operations, even if we are found not to have been at fault. We have liability insurance and anticipate that we will continue such coverage if it is available at a reasonable cost. Future increases in insurance premiums may prevent us from maintaining adequate insurance coverage. A large damage award against us could exceed our insurance coverage and adversely affect our financial condition.


Unless an active trading market develops for our common stock, you may not be able to sell your shares.

Although we are a reporting company and our common stock is listed on the Over-the-Counter Bulletin Board, there is no active trading market for our common stock. An active trading market may never develop or, if developed, it may not be maintained even after we register the shares you purchase. Failure to develop or maintain an active trading market will negatively affect the price of our securities. You may be unable to sell your shares or such sales may lower the market price, and therefore your investment would be a partial or complete loss.

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


Our founders, officers and directors beneficially own approximately 23% of our stock on a fully diluted basis; their interests could conflict with yours; significant sales of stock held by any or all of them could have a negative effect on our stock price; shareholders may be unable to exercise control.

As of July 31, 2004, our founders, officers and directors beneficially owned approximately 23% of our common stock on a fully diluted basis. In addition, employees of the Company own additional shares and rights to acquire shares. As a result, the founders, officers and directors will have significant ability to:

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

Report of Scharf, Pera & Co., P.L.L.C,
  Independent Certified Public Accountants                                   F1

Balance Sheet as of July 31, 2004                                            F2

Statements of Operations for the years ended July 31, 2004
 and July 31, 2003                                                           F3

Statements of Cash Flows for the years ended July 31, 2004
 and July 31, 2003                                                           F4

Statement of Stockholders' Deficit for the years ended
 July 31, 2004 and July 31, 2003                                             F5

Notes to Financial Statements                                                F6


(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.


(i)  Not applicable.

(ii) The independent auditor's report on the consolidated financial statements for the year ended July 31, 2004 contained no adverse opinion, no disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.


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


      Name                  Age                                   Position
      ----                  ---                                   --------

Michael J. Hewitt  (1)      39      Director, Chief Executive Office, President
                                     and Treasurer
Christopher Johnson (2)     36      Director  Acting Chief Executive Officer
Michael Lai Le              49      Director, Chairman of the Board of Directors
Mark Lloyd                  40      Director, Vice President, Secretary
Carl Hartman  (3)           58      Director

Director Change in Controls


(1) - Served on the Board of the Company as a Director, Chief Executive Officer, President and Treasurer from December 23, 2002 until his resignation of all such positions was accepted by the Board on August 2, 2004.


(2) - Served on the Board of the Company as a Director since inception. On August 6, 2004 Mr. Johnson became the interim CEO by Board consent until further notice.


(3) - Served on the board of the Company from August 2003 until his resignation was accepted by the board on August 2004. As of December 2004, Mr. Hartman's position has not been filled.

Michael Lai Le is a Director and our Chairman of the Board and has held these positions since our inception. Michael has more than 30 years of IT experience and has successfully started, grown and exited from technology companies. Michael worked with IBM for over 10 years as a senior consultant leading a variety of projects from Artificial Intelligence utilizing Object Oriented technology to sales force automation utilizing SAP. Mr. Le was a founder and CEO of LKSP Technologies, Inc. a ERP consulting firm which had partnerships with Fortune 500 companies such as IBM, SAP, Goodyear, Panasonic, Tenneco, PWC, Phillip Morris. In July 2000, he co-founded our subsidiary, Mobile Reach Technologies, Inc. and served as Chief Executive Officer during its first 6 months of existence. During this time, Michael put together the management team and set up an office in Germany. Michael continues to serve as Chairman of the Board of MRI but is no longer active in the day-to-day operations.

Alan Christopher Johnson has been a member of our board of directors since inception, and became our interim Chief Executive Officer in August 2004. Mr. Johnson was formally the Head Trader for Index Trading for CMT London, a firm he joined in March 1999 to set up trading operations on the LIFFE. Mr. Johnson has an extensive financial banking career that involves several international derivative trading firms. Prior to joining CMT, in 1996 he co-founded S & J Derivatives Trading GmbH, a market making firm in Germany that traded on the Deutshe Terminborse. Mr. Johnson established trading operations for major international banks in Japan and Germany. He has extensive risk management and trading skills in equity options, future options, fixed income options, market making, structuring derivative products and volatility trading. Previously, Mr. Johnson worked for BNP Securities in Tokyo Japan and was in charge of re-structuring the Nikkei Index trading operation.

Mark Lloyd is a Director and our Vice President, Secretary, Chief Technical Officer and Vice President of Business Development since our inception. Mr. Lloyd founded Mobile Reach Technologies in 2000 as a mobile middleware company. He is responsible for understanding key mobility technology trends across mobile devices and wireless networks, and how these technologies can be effectively applied to deliver high-value solutions for Mobile Reach's clients. Mark works both internally with staff members to set technical direction, as well as directly with clients to identify areas where mobile and wireless technologies can provide true business benefit to them. Mr. Lloyd has several years of mobility experience including wireless device and network experience with Ericsson, Nortel & AT&T Bell Laboratories in a wide array of technologies including PDAs, SmartPhone, WAP Browsers, GSM digital cellular phones, dual-mode cellular phones and SS7 switching systems. In addition, Mr. Lloyd has a deep background in Software Processes and Object-Oriented development. In 1992, he founded a company which developed and commercialized a specialized CASE tool that enabled true Software Engineering via automated support of domain separation, graphical modeling & source code generation.

Brian R. Balbirnie has been our Chief Operating Officer since December 2003 and is responsible for our day to day operations. His duties include directing corporate compliance, investor relations as well as overseeing different business units of ours. Prior to Chief Operating Officer, Mr. Balbirnie was the Vice President of Operations for Mobile Reach. Before joining us, Mr. Balbirnie was a vice president and managing director with Ivue Corporation and during his tenure, Mr. Balbirnie was involved in the design and beta of one of the industries first Internet Broadcast player-less technologies. Preceding Ivue, Mr. Balbirnie spent two years consulting with several telecommunications companies in the Tampa Bay area, including GCS Telecom and Target Television, assisting in operations and M&A to build strong stockholder values and exit strategies. Mr. Balbirnie attended St. Petersburg College majoring in Business Administration and Marketing.

Charles W. Joyce has been our Chief Financial Officer since January 2004. Mr. Joyce has over 19 years of financial and accounting experience with high tech companies. Prior to joining Mobile Reach, Mr. Joyce was responsibility for virtual CFO/Controllerships for several high tech companies in the RTP of North Carolina. Prior to his virtual services, he was one of the original team members of Extensibility, Inc. and managed the financials and operational functions leading to the acquisition by TIBCO Software, Inc. for $100M in 2000. Prior to Extensibility, Mr. Joyce was controller for the Enterprise Solutions Division of TigerDirect, acquired by Global Direct a fortune 1000 company in 1996. Mr. Joyce holds a BS in Business Administration with an Accounting Major from Guilford College.


Board of Directors; Election of Officers


All of our directors hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office.


Board Compensation and Committees


Currently we do not have a policy in place to compensate our directors for board related activities until our financial condition improves. We do not have any Audit Committee. No member of our board of directors has the level of experience required to be considered a financial expert for the purpose of Securities and Exchange Commission rules related to Audit Committees. Currently, Over-the-Counter Bulletin Board companies, such as ours, are not required to have an Audit Committee or an "financial expert." Nevertheless, we are in the process of identifying people to add to our board of directors and will be seeking candidates for an Audit Committee.

We do not currently have a nominating committee. Nominations for election to the board of directors may be made by the board of directors, or by any stockholder entitled to vote for the election of directors. Special meetings may be held from time to time to consider matters for which approval of the board of directors is desirable or is required by law.


Audit Committee and Financial Expert


The Company does not have any Audit Committee. No member of the Board of Directors of the Company has the level of experience required to be considered a financial expert for the purpose of Securities and Exchange Commission rules related to Audit Committees. Currently, over-the-counter Bulletin Board companies, such as the Company, are not required to have an Audit Committee or a "financial expert." Nevertheless, the Company is in the process of identifying people to add to the Company's Board of Directors and will be seeking candidates for an Audit Committee.


Code of Ethics

The Company does not currently have a Code of Ethics, but intends to evaluate provisions for a code of ethics in the future.


Item 10. Executive Compensation.


Accounting for stock-based compensation

Employee stock awards under our compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. We provide the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to nonemployees are accounted for under the provisions of SFAS 123. SFAS 123 allows and we have elected to continue to only disclose the effects on net income or loss of the fair value of the options.

Executive Compensation Summary

 The following table sets forth the annual and long-term compensation for each of the past three fiscal years of each of (i) the Company's Chief Executive Officer, and (ii) each of the Company's three other executive officers, who were serving as of July 31, 2004 and whose annual compensation exceeded $100,000, (collectively, with the Chief Executive Officer, the "Named Officers"):


                                             Summary Compensation Table

                                                  Annual Compensation (1)                 Long-Term Compensation
                                                  -------------------                     ----------------------
                                                          Salary ($)                                  Securities
                                                Fiscal    ----------                Restricted        Underlying          Other
Name and Principal Position                     Year (2)     (3)          Bonus    Stock Awards(1)      Options       Compensation
---------------------------                     ----                      -----    ---------------      -------       ------------
Michael J. Hewitt                               2004       $250,000(4)       -                                                   -
                                                2003       $200,000                  $1,886,277                -
     President & Chief Executive Officer        2002              -          -                -                -                 -
                                                2001              -          -                -                -                 -

Mark J. Lloyd                                   2004       $175,000          -                -                                  -
                                                2003       $120,000                                    1,088,792
     Chief Technical Officer                    2002        120,000          -                -                -                 -
                                                2001        118,850          -                -                -                 -

Major Lackey                                    2004       $160,000(5)       -                -                -                 -
                                                2003       $160,000
    Vice President of Sales                     2002              -          -                -                -                 -
                                                2001              -          -                -                -                 -

Brian Balbirnie                                 2004       $160,000          -                -                -                 -
                                                2003       $120,000
    Chief Operating Officer                     2002              -          -                -                -                 -
                                                2001              -          -                -                -                 -


(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.

(2)  The fiscal years for 2001 and 2002 were twelve-month periods ended December
     31. Fiscal year 2003 was a seven-month period ended July 31, 2003. Fiscal 2004 was twelve month period ended July 31, 2004

(3) The salary for the seven-month fiscal year 2003, represents the annualized salary that would have been paid during a 12-month year. Employment and Severance Agreements

(4) Of this amount, $145,833 was paid to Mr. Hewitt prior to him terminating his employment relationship with the Company.

(5) Of this amount, $41,000 was paid to Mr. Lackey prior to him terminating his employment relationship with the Company.

Michael J. Hewitt, our former Chief Executive Officer, President and Treasurer, terminated his employment with Company on August 2, 2004. At the time, he was receiving a base salary of $200,000. He received no severance payments and no vesting of his options to purchase shares of the Company's Common Stock.

Chris Johnson, our current Chief Executive Officer, does not have an Employment Agreement with the Company. At this time and due to the financial condition of the Company, Mr. Johnson does not receive and is not accruing a salary. However, the Board of Directors may grant Mr. Johnson shares of the Company's Common Stock in consideration of his past and current services.

Mark J. Lloyd, our Vice President and Secretary, is entitled to receive a base salary of $120,000 per year under his Employment Agreement. However, due to the financial condition of the Company, Mr. Lloyd has been deferring his salary at a rate of $4,320.00 per month, since April 2004. Upon the closing by the Company of financing rounds totaling over $2 million, Mr. Lloyd's base salary will increase to $175,000 per year. In such an event, Mr. Lloyd will also receive a bonus equal to twelve and one-half percent (12.5%) of the net sales received by the Company on certain of its contracts. Mr. Lloyd will also receive a cash bonus equal to $93,600 upon the earlier to occur of the closing by the Company of financing rounds totaling over $2 million or December 31, 2003. In the event of termination of Mr. Lloyd's employment for any reason, Mr. Lloyd is eligible for a severance payment of $93,600 in lieu of the cash bonus mentioned in the preceding sentence, plus three months of his then-current salary. Mr. Lloyd is eligible for options under the Company's Equity Compensation Plan at the discretion of the Board of Directors.

Brian Balbirnie, the former Chief Operating Officer, received a base salary of $120,000 per year. He currently acts as a consultant to the Company for a retainer of $7,000.00 per month. Mr. Balbirnie was deferring his salary at a rate of $3,076.00 per month from April 2004 to September 27th 2004. Under the terms of his employment, Mr. Balbirnie is eligible for options under the Company's Equity Compensation Plan at the discretion of the Board of Directors.

Major Lackey, was the Company's Vice President of Sales, he received a base salary of $150,000 per year. Mr. Lackey was eligible for options under the Company's Equity Compensation Plan and did exercise all 400,000 options granted during the period prior to his departure on April, 2004

Option Grants in Last Fiscal Year

The following table sets forth grants of stock options granted during the twelve-month fiscal year-ended July 31, 2004 to the Named Officers.


Option Grants in Last Fiscal Year

The following table summarizes all option grants during the fiscal year ended July 31, 2004 to the Named Executive Officers:


                                         % of Total
                           Number of      Options                                              Potential Realizable
                           Shares        Granted to       Exercise                               Value at Assumed
                         Underlying     Employees in      Or Base                             Annual Rates of Stock
                           Options       Fiscal Year     Price Per      Expiration           Price Appreciation for
Name                       Granted        2003 (1)         Share           Date                  Option Term (2)
-----                      -------        ----             -----           ----                  -----------
                                                                                              5%               10%
                                                                                              --               ---
Michael J. Hewitt             -               -              -                                -                 -
Mark J. Lloyd             1,088,792          44%           $.018        03/15/2013         $123,251          $312,374
Major Lackey                  -               -              -                                -                 -
Brian Balbirnie               -               -              -                                -                 -

---------------------

(1) Stock options were originally granted by our subsidiary, MRT, as nonqualified options or under MRT's 2000 Stock Award Plan as incentive stock options at an exercise price equal to the fair market value of MRT's common stock on the date of grant. We assumed the options under our 2003 Equity Compensation Plan pursuant to the share exchange transaction with MRT during which MRT became our wholly owned subsidiary. Option shares and exercise prices have been adjusted using the exchange ratio in the share exchange transaction and to account for a subsequent stock dividend we declared.

(2) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the market value of our common stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values


         The following table sets forth information with respect to options to purchase our common stock granted to the Named Officers, including (i) the number of shares of common stock purchased upon exercise of options in the fiscal year ended July 31, 2003; (ii) the net value realized upon such exercise;
(iii) the number of unexercised options outstanding at July 31, 2004; and (iv) the value of such unexercised options at July 31, 2004.

                                                                                                          Value of
                                                               Number of Unexercised                   Unexercised
                                                                     Options                           In-the-Money
                               Shares                                  As of                             Options
                            Acquired on        Value               July 31, 2003                 At July 31, 2003 (1)(2)
                            Exercise (#)   Realized ($)    Exercisable     Unexercisable     Exercisable    Unexercisable
                            ------------   ------------    -----------                       -----------
Name
Michael J. Hewitt                -               -              -                -                -                 -
Mark J. Lloyd                    -               -           257,076          831,716          $77,123          $249,515
Major Lackey                     -               -              -                -                -                 -
Brian Balbirnie                  -               -              -                -                -                 -

-------------------

(1) Amounts disclosed in this column do not reflect amounts actually received by the Named Officers but are calculated based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the options. The Named Officers will receive cash only if and when they sell the common stock issued upon exercise of the options, and the amount of cash received by such individuals is dependent on the price of our common stock at the time of such sale.

(2) Value is based on the difference between the option exercise price and the fair market value at July 31, 2003, the fiscal year-end ($0.48 per share as quoted on the Over-the-Counter Bulletin Board), multiplied by the number of shares underlying the option.


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

Beneficial ownership has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. Unless otherwise indicated the persons named in the table below have sole voting and investment power with respect to the number of shares of Common Stock of Mobile Reach International indicated as beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner is: Mobile Reach International, Inc., 2054 Kildaire Farm Road 353, Cary, North Carolina 27511.


              Name of                   Number of Shares        Percentage of
          Beneficial Owner             Beneficially Owned        Outstanding
        -------------------            ------------------       --------------
        Christopher Johnson                1,319,410                 3.10%
          David Revord (2)                 1,914,026                 4.49%
           Mark Lloyd (1)                  2,474,025                 5.81%
           Michael Le (4)                  2,209,636                 5.19%
         Michael Hewitt(1)                 1,974,041                 4.63%
            Carl Hartman                        --                     --
       Paige E. Bendixsen (3)              1,700,000                 3.99%
       Brian R. Balbirnie (3)                400,000                  .94%

--------------
     (1) For each reporting person, includes 500,000 shares of common stock obtainable upon the exercise of stock options.

     (2) Consists entirely of shares of common stock obtainable upon the exercise of stock options.

     (3) Includes 400,000 shares of common stock obtainable upon the exercise of stock options.


Item 12. Certain Relationships and Related Transactions.


One of our directors, (now current Chief Executive Officer) Alan Christopher Johnson part of a group, entered into a Secured Bridge Note dated May 31, 2004, a short term note payable and other financing documents for a total amount of $435,000. As of October 31, 2004 the Company, its management, board of directors and Alan Christopher Johnson have agreed to convert the $435,000 into 800,000 shares of Preferred Series A stock at a ten for one conversion ratio, subject to annual shareholder approval to increase the number or authorized shares of the Company's common stock.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

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

31.1    Certificate of Chief Executive Officer pursuant to Section 302
        Certifications

31.2 Certificate of Chief Financial Officer pursuant to Sections 302 Certifications

32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


32.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K


For the period ending July 31, 2004, the Company filed the following 8-K reports:

     Date Filed                                       Items Reported
-----------------                        ---------------------------------------
2004-06-30                                     8K/A- Current Report, Item 7
2004-06-07                                    Current Report, Item 12 and 7
2004-02-10                                    Current Report, Item 12 and 7
2004-01-22                                   Current Report, Items 2, 5 and 7
2003-12-29                                    Current Report, Items 5 and 7
2003-10-15                                    Amended Current Report, Item 7
2003-10-03                                    Current Report, Items 4 and 7
2003-08-14                                Current Report, Items 1, 2, 5, 7 and 8



 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MOBILE REACH INTERNATIONAL, INC.
                                                (Registrant)

                                        By:  /s/  Alan Christopher Johnson
                                           -------------------------------------
                                                  Alan Christopher Johnson
                                                  Chief Executive Officer
                                                  December 16, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       /s/  Alan Christopher Johnson                      December 16, 2004
       ------------------------------------
            Alan Christopher Johnson
            Chief Executive Officer and Director

       /s/  Charles Joyce                                 December 16, 2004
       ------------------------------------
            Charles Joyce
            Chief Financial Officer
            And Chief Accounting Officer

       /s/  Michael Lai Le                                December 16, 2004
       -------------------------------------
            Michael Lai Le,
            Director and Chairman

       /s/  Mark J. Lloyd                                 December 16, 2004
       -------------------------------------
            Mark J. Lloyd,
            Director and Secretary

               MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
               -------------------------------------------------
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                          YEAR ENDED JULY 31, 2004 AND
                          ----------------------------
                      THE SEVEN MONTHS ENDED JULY 31, 2003
                      ------------------------------------


                                                                         Pages
                                                                         -----

INDEPENDENT AUDITORS' REPORT                                               F1


FINANCIAL STATEMENTS:


    Consolidated Balance Sheet                                             F1


    Consolidated Statements of Operations                                  F2


    Consolidated Statements of Stockholders' Deficit                       F3


    Consolidated Statements of Cash Flows                               F4 - F5


    Notes to Consolidated Financial Statements                          F7 - F24

Board of Directors
Mobile Reach International, Inc. and Subsidiaries
Charlotte, North Carolina



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

     We have audited the accompanying consolidated balance sheet of Mobile Reach International, Inc. and Subsidiaries as of July 31, 2004 and 2003, and the related consolidated statements of income, consolidated statement of changes in stockholders' deficit and consolidated statement of cash flows for the year ended July 31, 2004 and the seven months ended July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Reach International, Inc. and Subsidiaries as of July 31, 2004, and the results of its operations and its cash flows for the year ended July 31, 2004 and the seven months ended July 31, 2003, in conformity with accounting principles generally accepted in the United States.


     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has net stockholders' deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also included in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




December 14, 2004


/s/  Scharf Pera & Co., PLLC
-----------------------------
     Scharf Pera & Co., PLLC


Charlotte, North Carolina

                                     (F-1)

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                -------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                  JULY 31, 2004
                                  -------------


         ASSETS
         ------

CURRENT ASSETS:
  Cash                                                              $    10,239
  Accounts receivable - trade                                           322,111
  Accounts receivable - employee                                          3,948
  Accounts receivable - other                                             2,500
                                                                    -----------


    Total current assets                                                338,798

PROPERTY AND EQUIPMENT - NET                                            138,882
                                                                    -----------

                                                                    $   477,680

         LIABILITIES AND STOCKHOLDERS' DEFICIT
         -------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                                 $   165,363
  Notes payable                                                         880,836
  Accounts payable                                                      747,375
  Accrued expenses                                                      560,166
  Accrued taxes and withholdings                                        481,005
  Customer deposits                                                      24,540
  Deferred income                                                        26,286
                                                                    -----------

    Total current liabilities                                       $ 2,885,571

LONG-TERM DEBT (net of current portion)                                 362,994

CONVERTIBLE DEBENTURES                                                  525,000

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' DEFICIT:
  Preferred stock; $.0001 par value;
   10,000,000 shares authorized                                            --
  Common stock; par value $.0001; 50,000,000
   shares authorized, 33,394,435 shares issued
   and outstanding                                                    4,492,557
  Accumulated deficit                                                (7,788,442)
                                                                    -----------

                                                                     (3,295,885)

                                                                    $   477,680
                                                                    ===========


                 See Notes to Consolidated Financial Statements

                                     (F-2)

               MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
               -------------------------------------------------
                         CONSOLIDATED INCOME STATEMENTS
                         ------------------------------
                    FOR THE YEAR ENDED JULY 31, 2004 AND THE
                    ----------------------------------------
                        SEVEN MONTHS ENDED JULY 31, 2003
                        --------------------------------



                                                       2004            2003
                                                   ------------    ------------

NET REVENUES:
    Software license, maintenance, and support
      fees                                         $    591,193    $     94,312
    Product sales                                       854,710            --
    Professional services                               132,225            --
    Other revenue                                        11,731            --
                                                   ------------    ------------
         Total revenues                               1,589,859          94,312

COST AND EXPENSES:
    Cost of revenues                                    937,833         185,284
    Sales and administrative                          3,547,034       1,656,599
    Depreciation                                         46,548          11,560
    Bad debt expense                                     31,705            --
                                                   ------------    ------------
         Total cost and expenses                      4,563,120       1,853,443
                                                   ------------    ------------

LOSS FROM OPERATIONS                                 (2,973,261)     (1,759,131)
                                                   ------------    ------------

OTHER (EXPENSE) INCOME:
    Interest expense                                   (242,532)        (34,285)
    Contingency gain (loss)                             105,000        (105,000)
    Net liabilities exceeding assets on
      acquisition                                       (22,148)           --
    Loss on sale of property                            (10,263)           --
    Currency translation gain and
      interest income                                       344             100
                                                   ------------    ------------
         Total other (expenses) income                 (169,599)       (139,185)
                                                   ------------    ------------

NET LOSS BEFORE INCOME TAXES                         (3,142,860)     (1,898,316)
                                                   ============    ============

INCOME TAX (EXPENSE) BENEFIT                               --              --
                                                   ------------    ------------

NET LOSS                                             (3,142,860)     (1,898,316)
                                                   ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED                    (0.11)         (0,14)
                                                   ============    ============

WEIGHED AVERAGE NUMBER OF SHARES OUTSTANDING -
      BASIC AND DILUTED                              27,891,651      13,482,257
                                                   ============    ============


                 See Notes to Consolidated Financial Statements

                                     (F-3)



                                        MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                                        -------------------------------------------------
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                         -----------------------------------------------
                            FOR THE YEAR ENDED JULY 31, 2004 AND THE SEVEN MONTHS ENDED JULY 31, 2003
                            -------------------------------------------------------------------------



                                         Preferred Stock                  Common Stock
                                   ----------------------------    ----------------------------    Accumulated
                                      Shares          Amount          Shares          Amount          Deficit         Total
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balances at December 31, 2002           768,000    $    192,000      16,109,037    $    778,556    $ (2,747,266)   $ (1,776,710)
                                   ------------    ------------    ------------    ------------    ------------    ------------

Issuance of common stock                   --              --        17,646,522       1,058,788            --         1,058,788
Conversion of debt and
  interest                                 --              --        12,256,783         735,407            --           735,407
Issuance of stock as
  compensation                             --              --         5,730,953         343,857            --           343,857
Issuance of stock for note
  payable and fee for services             --              --         3,000,000         180,000            --           180,000
Accrued wages converted to
  stock options                            --              --              --            32,680            --            32,680
Net loss                                   --              --              --              --        (1,898,316)     (1,898,316)
                                   ------------    ------------    ------------    ------------    ------------    ------------

Balance prior to merger                 768,000         192,000      54,743,295       3,129,288      (4,645,582)     (1,324,254)
Conversion of common stock in
  merger                                   --              --       (36,725,131)           --              --              --
Conversion of preferred stock          (768,000)       (192,000)        505,555         192,000            --              --
Common stock owned by Asphalt
  Paving International, Inc.
  Stockholders                             --              --         5,112,461            --              --              --
                                   ------------    ------------    ------------    ------------    ------------    ------------

Balances at July 31,2003                   --              --        23,636,180       3,321,288      (4,645,582)     (1,324,254)
                                   ------------    ------------    ------------    ------------    ------------    ------------

Issuance of common stock                   --              --         5,005,168       1,006,027            --         1,006,027
Issuance of stock as fee for
 service                                   --              --           803,125          86,500            --            86,500
Issuance of stock in
 settlement of litigation                  --              --           700,000          74,716            --            74,716
Issuance of stock on option
 exercise                                  --              --         1,949,962           4,026            --             4,026
Issuance of stock on acquisition           --              --         1,300,000            --              --              --
Net Loss                                   --              --              --              --        (3,142,860)     (3,142,860)
                                   ------------    ------------    ------------    ------------    ------------    ------------

                                           --              --        33,394,435    $  4,492,557    $ (7,788,442)   $ (3,295,885)
                                   ============    ============    ============    ============    ============    ============


                                         See Notes to Consolidated Financial Statements

                                                             (F-4)

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                    FOR THE YEAR ENDED JULY 31, 2004 AND THE
                    ----------------------------------------
                        SEVEN MONTHS ENDED JULY 31, 2003
                        --------------------------------



                                                        2004           2003
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                           $(3,142,860)   $(1,898,316)

  Adjustments to reconcile net loss to net cash
    used in by operating activities:
    Depreciation                                          48,068         11,560
    Contingency loss                                        --          105,000
    Stock issued for compensation and fees               161,216        448,759
    Loss on disposal equipment                            17,693           --
    Liabilities in excess of assets                       22,148           --
  Changes in operating assets and liabilities:
    Decrease in prepaid expenses                            --            1,056
    (Increase) decrease in accounts receivable          (153,197)        16,979
    Increase in accounts payable                         669,120         14,874
    Increase in notes payable to vendors                    --          265,413
    Increase in accrued expenses, taxes &
      withholdings                                       376,302          5,123
    Increase (decrease) in deferred revenue               50,214         (7,560)
                                                     -----------    -----------

      Net cash used in operating activities           (1,951,296)    (1,037,112)
                                                     -----------    -----------

Cash flows from investing activities:
    Proceeds from the sale of equipment                    4,730
    Purchases of property and equipment                  (46,223)       (13,924)
                                                     -----------    -----------

      Net cash used in investing activities              (41,493)       (13,924)
                                                     -----------    -----------

Cash flows from financing activities:
    Principal payments on long-term debt                (170,440)        (1,442)
    Proceeds from common stock issuance                1,006,220      1,058,788
    Proceeds from issuance of debentures                 525,000           --
    Proceeds from long-term debt                         605,000         12,037
                                                     -----------    -----------

      Net cash provided by financing activities        1,965,780      1,069,383
                                                     -----------    -----------

Net increase in cash                                     (27,009)        18,347

Cash - beginning of year                                  37,248         18,901
                                                     -----------    -----------

Cash - end of year                                   $    10,239    $    37,248
                                                     ===========    ===========


                 See Notes to Consolidated Financial Statements

                                      (F-5)

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                   FOR THE YEARS ENDED JULY 31, 2004 AND 2003
                   ------------------------------------------
                                   (continued)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
                                                             2004         2003
                                                           --------     --------

Cash payments for:
  Interest                                                 $  6,579     $ 12,440

Cash received from:
  Interest                                                      215          100

Conversion of accrued wages to notes payable                   --         49,908

Conversion of debt and interest to common
  stock                                                        --        735,407

Conversion of note payable for wages and
  interest to common stock                                     --         75,098


Acquisition of Waves
  Assets assumed:
    Cash                                                   $  2,923
    Accounts receivable                                     143,194
    Inventory                                                 7,457
    Property and equipment - net                            127,494
                                                           --------

                                                            281,068

  Liabilities assumed:
    Accounts payable                                         67,134
    Notes payable                                           109,024
    Long-term debt                                          110,965
    Accrued expenses                                         16,093
                                                           --------

                                                            303,216

  Net liabilities in excess of assets assumed              $ 22,148
                                                           ========


                 See Notes to Consolidated Financial Statements

                                      (F-6)

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    FOR THE YEAR ENDED JULY 31, 2004 AND THE
                    ----------------------------------------
                        SEVEN MONTHS ENDED JULY 31, 2003
                        --------------------------------


Note 1 - Going Concern:
-----------------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in the twelve months ended July 31, 2004 and the seven months ended July 31, 2003 of $3,142,860 and $1,898,316, respectively. The Company, as of July 31, 2004, is in default on certain notes payable, payroll taxes and other payables. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2004, the Company's current liabilities exceed current assets by $2,546,773, and the Company has a stockholders' deficit of $3,295,885.


     In view of these matters, management has sought out additional investment sources to raise additional funds. However, no assurance can be given that the Company will continue as a going concern without the successful completion of additional financing. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


     As a result of the delinquencies and defaults, the Company may be subject to collection actions whenever agreements can not be reached, including, but not limited to, litigation, foreclosure and/or seizure of assets and bank accounts.



Note 2 - Business Combinations:
-------------------------------

     Mobile Reach International, Inc. ("the Company"), a Delaware Corporation, was formed in July 2003. The Company completed a share exchange agreement with Asphalt Paving International, Inc. ("API") on July 30, 2003. Subsequently, the Company completed a share exchange agreement with Mobile Reach Technologies, Inc. ("MRT") (including its German subsidiary, Mobile Reach Technologies, GmbH) on July 31, 2003. Former stockholders of MRT received 18,523,720 shares of common stock of the Company, and the former stockholders of API received 5,112,460 shares of common stock of the Company. Due to the stock-holders of MRT receiving the larger portion of the voting rights of the combined entity (Mobile Reach International, Inc.), the share exchange agreements and mergers have been treated as a reverse acquisition of API by MRT. The Company accounted for the acquisition of API as prescribed by the Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combination. The Company did not record any amount for goodwill on the acquisition of API, because API had no assets or liabilities on the date of acquisition.

                                      (F7)

-------------------------------------------


     The Company has adopted a July 31 fiscal year end. The consolidated statement of operations for the seven months ended July 31, 2003 includes the results from operation of MRT for the seven months ended July 31, 2003 and the results from operations of API from the date of acquisition, July 30, 2003, to July 31, 2003.


     Effective January 2, 2004, the Company completed a share exchange agreement with Waves Consulting Group, Inc ("Waves"), which sells and services digital telecommunications and computer network systems. The Company exchanged 1,300,000 shares of restricted common stock for all the issued and outstanding common stock of Waves. The Company accounted for the acquisition of Waves as prescribed by statement of SFAS No. 141, "Business combinations". The Company did not record any amount of goodwill for this merger. However; the Company did record an expense of $22,148 representing the amount that Waves' liabilities exceeded assets on January 2, 2004. The consolidated financial statements include the results from operations for Waves from January 2, 2004 to July 31, 2004. Subsequent to the acquisition, the Company changed this subsidiary's name to Mobile Reach Solutions, Inc ("MRS").



Note 3 - Summary of Significant Accounting Policies:
----------------------------------------------------

     Organization and Principles of Consolidation:

          The accompanying consolidated financial statements include the accounts of MRS, Mobile Reach Technologies, Inc. ("MRT") and its subsidiary company, Mobile Reach Technologies, GmbH (German Company).

          The Company's principle operations have been conducted under the names of its wholly owned subsidiaries MRS and MRT. The consolidated financial statements include the holding company Mobile Reach International, Inc. along with its subsidiaries mentioned above. All significant inter-company transactions and balances have been eliminated on consolidation.

     Nature of Business:

          Mobile Reach Technology, Inc. sells mobility software products and development services in the United States of America and Europe.


          Mobile Reach Solutions, Inc. sells and services digital telecommunication and computer network systems in the United States of America.


     Cash and cash equivalents:

          The Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents. Amounts invested may exceed federally insured limits at any given time.

                                      (F8)

----------------------------------------------------------------

     Property and equipment:

          Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from two to five years. Maintenance and repairs are charged to operations and betterments are capitalized.

     Income taxes:

          The Company accounts for income taxes under the provisions of the Financial Accounting Standards Board ("FASB") statement of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

     Loss per share:

          The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share", which requires the presentation of basic and diluted earnings per share. Basic loss per share excludes dilution and is computed by dividing loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential common shares are excluded from the computation of diluted earnings per share when a loss exists because the effect would be antidilutive (Note 12).

     Use of accounting estimates:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.

                                      (F9)

----------------------------------------------------------------

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

     Reclassifications:

          Certain amounts in the financial statements for the seven months ended July 31, 2003 have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

     Revenue recognition:

          Revenues are generated from the license of software products, professional service arrangements, maintenance and support services. Software license revenue is recognized in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2 "Software Revenue Recognition" ("SOP 97-2") and related interpretations and amendments as well as Technical Practice Aids issued from time to time by the AICPA.

          Revenue from software arrangements is recognized only when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Under certain circumstances, software license revenue is deferred until all criteria of SOP 97-2 are met. Certain arrangements contain provisions which result in the recognition of revenue from software licenses ratably over the term of the contract or in accordance with long-term contract accounting.

          In instances when professional services are performed on fixed price agreements of relatively short duration, the completed contract method of accounting is used whereby revenue is recognized when the work is completed. Customer payments and billed amounts due from customers in excess of recognized revenue are recorded as deferred revenue.

          Revenue from maintenance and support agreements is recognized on a straight-line basis over the term of the related agreement.

          Revenue from product sales is recognized when product is shipped from suppliers to the customer. Customer prepayments for hardware products are classified as customer deposits.

                                     (F10)

----------------------------------------------------------------

          For software arrangements with multiple elements, revenue is recognized using the residual method prescribed by SOP 98-9, "Modification of SOP 97-2 `Software Revenue Recognition' with Respect to Certain Transactions." Revenue applicable to undelivered elements, principally software maintenance, training and implementation services, is determined based on vendor specific objective evidence ("VSOE") of the fair value of those elements. VSOE is established by the price of the element when it is sold separately (i.e., the renewal rate for software maintenance and normal prices charged for training and professional services). Revenue applicable to elements for which VSOE of fair value is not determinable is deemed equal to the remainder/residual amount of the fixed arrangement price. Assuming none of the undelivered elements and VSOE of fair value exists for all undelivered elements are essential to the functionality of any of the delivered elements, the residual revenue attributed to the delivered elements is recognized when all other criteria for revenue recognition for those elements have been met.

     Product development:

          Costs for advertising and research and development are expensed as incurred.

     Accounting for stock-based compensation:

          Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" and related interpretations. Stock-based awards are accounted for under the provisions of SFAS No. 123, which allows the Company only to disclose the effects on net income or loss of the fair value of the options.

     Segment Information:

          The Company adopted SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information" regarding operating segments in financial statements. SFAS 131 also establishes standards for related disclosures about products, services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

                                     (F11)

----------------------------------------------------------------

     Concentrations of Credit Risk:

          The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash balances with multiple reputable financial institutions in the form of demand deposits.

     Recent pronouncements:

          SFAS No. 149 -- In April 2004, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2004 and for hedging relationships designated after June 30, 2004. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

          SFAS No. 150 -- In May 2004, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2004, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2004. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

          FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after July 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

                                     (F12)

----------------------------------------------------------------

          FASB Interpretation No. 46 -- In January 2004, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2004. It applies in the first fiscal year or interim period beginning after June 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2004. The adoption of FIN 46 did not have a material impact on the Company's financial statements.


Note 4 - Property and Equipment:
--------------------------------

     The principal categories and estimated useful lives of property and equipment at July 31, 2004 are as follows:

                                                                   Estimated
                                                                  Useful Lives
                                                                  ------------

     Office equipment                                  2,772       2 - 5 Years
     Computer equipment and software                  88,008         3 Years
     Automobiles & trucks                            120,747         5 Years
                                                   ---------
                                                     211,527
     Less: accumulated depreciation                  (72,645)
                                                   ---------

                                                   $ 138,882
                                                   =========

Note 5 - Notes Payable:
-----------------------

     Notes payable at July 31, 2004 consisted of the following:


     Note payable to Chief Executive Officer
     dated October 2003; bearing interest at
     6.0 percent; converted to preferred
     stock in October 2004.                                        $    285,000

     Note payable dated September 2003; in
     default as all principal and interest
     was due February 8, 2004; interest of
     $20,000 per month while in default.                                230,000

     Note payable dated November 2003; in
     default as all principal and interest
     was due April 2004; interest of $5,000
     per month while in default.                                         50,000

                                     (F13)

-----------------------------------

     Note payable dated December 2003;
     bearing interest at 18.0 percent; in
     default as all principal and interest
     was due January 2004.                                               40,000

     Equipment obligations dated March
     and June 2003; bearing interest at
     approximately 20.0 percent; in default
     at July 31, 2004; collateralized by
     office equipment costing $12,037; paid
     in full September 2004.                                             11,955

     Note payable to employee and former
     owner of Waves dated January 2004;
     bearing interest at 6.0 percent; no
     specified repayment terms.                                          97,642

     Capitalized leases dated January 2001;
     bearing interest at approximately 20.0
     percent; collateralized by office
     equipment costing $5,981; in default as
     final payment was due September 2003.                                  918

     Note payable dated July 17, 2003 to
     vendor; bearing interest at 5 percent;
     in default at July 31, 2004, all
     principal and interest paid September
     2004.                                                              115,413

     Note payable for accrued wages; bearing
     interest at 6 percent; due and payable
     with interest at the earliest of (a)
     Company obtaining debt or equity funding
     greater than $1,000,000 in a quarter or
     (b) Company earns revenues of $1,000,000
     in a quarter                                                        49,908
                                                                     ----------
                                                                     $  880,836
                                                                     ==========

                                     (F14)

Note 6 - Accrued Expenses:
--------------------------

     Accrued expenses at July 31, 2004 consisted of the following:



     Accrued salaries and wages                                   $  168,328
     Accrued interest                                                218,633
     Accrued consulting fees                                         160,000
     Accrued other expenses                                           13,205
                                                                  ----------
                                                                  $  560,166


     Accrued salaries and wages arise from the Company's inability to pay certain employees their full salaries and wages at certain periods throughout 2004, 2003, 2002 and 2001. In June 2004, $74,716 of accrued salaries was converted into 700,000 shares of common stock in settlement of litigation brought by a former employee.

     Accrued consulting fees represent a tentative settlement reached in arbitration with an independent contractor consultant. The initial demand for arbitration made by the consultant was $350,000 plus interest. The Company has accrued $160,000 for this claim based on the tentative settlement reached. No agreement has been reached as to how and when payment would be made. If not completely settled, the case will be arbitrated in April 2005.


Note 7 - Accrued taxes and withholdings:
----------------------------------------

     Accrued taxes and withholdings at July 31, 2004 of $481,005, are comprised of employee withholdings, payroll taxes, interest and penalties. The Company is in arrears in remitting withholdings and payroll taxes as required by the Internal Revenue Service.

                                     (F15)

Note 8 - Long-Term Debt:


     Long-term debt at July 31, 2004 consisted of the following:


     Note payable to assignees of a former
     officer in redemption of 6,000,000
     shares of common stock; interest at 5
     percent; payable in three annual
     installments including interest
     beginning April 30, 2005                                           395,000

     Note payable to assignees of a former
     officer and director for accrued salary;
     interest at 5 percent; payable in three
     annual installments including interest
     beginning April 30, 2005                                            31,450

     Notes payable dated August and October
     2003; due in 60 monthly installments of
     $1,873 including interest at 6.98
     percent; secured by vehicles costing
     $120,747.                                                          101,907


     Note payable dated June 2003; payable in
     48 monthly installments of $128
     including interest at approximately 20
     percent; collateralized by office
     equipment costing $3,883; in default at
     July 31, 2004 reclassified to current
     notes payable (see Note 5).                                           --
                                                                       --------
                                                                        528,357
   Less current portion                                                (165,363)
                                                                       --------
                                                                       $362,994

     At July 31, 2004, long-term debt is due in aggregate annual installments as follows:

              Year ending July 31,
                      2006                                $ 165,188
                      2007                                  166,848
                      2008                                   26,480
                      2009                                    4,477
                   Thereafter                                   -
                                                          ---------
                                                          $ 528,357
                                                          =========

                                     (F16)

Note 9 - Convertible Debentures:
--------------------------------

     In March 2004, the Company issued $525,000 of 5% convertible debentures that mature on March 15, 2007. The debentures are convertible into the Company's common stock at a conversion price of $0.16 per share. Interest accrues from March 15, 2004 and is due and payable on the maturity date. Interest accrued on debentures that are converted into common stock may be paid in cash or with common stock (conversion price $0.16 per share). In connection with the issuance of these debentures, the Company issued 976,173 common stock purchase warrants at an exercise price of $0.32 per share. The warrants expire March 31, 2006 and no warrants were exercised at July 31, 2004.


Note 10 - Stockholders' Equity:
-------------------------------

     During the seven months ended July 31, 2003, 17,646,522 pre-merger shares were sold at $0.06 per share, resulting in $1,058,788 proceeds from the shares issued. Upon completion of the merger, these shares were converted into 5,808,224 shares of the Company.


     During the seven months ended July 31, 2003, $735,407 of principal and interest of convertible debt of MRT were converted into 12,256,783 pre-merger shares at a rate of $0.06 per share. Upon completion of the merger, these shares were converted into 4,034,167 shares of the Company.


     In March 2003, the Chief Executive Officer of the Company was issued 5,730,953 pre-merger shares as a signing bonus in connection with the employment agreement with the Chief Executive Officer. The Company recorded compensation expense of $343,857 ($0.06 per share) in connection with this issuance of stock. Upon completion of the merger with API, these shares were converted into 1,886,272 shares of the Company.

                                     (F17)

-------------------------------------------

     In July 2003, the Company issued 3,000,000 pre-merger shares to a consultant and former employee. The shares were issued in exchange for the cancellation of a promissory note dated September 12, 2002, with a balance, including interest, of $75,098, and for financial advisory services provided to the Company. The Company recorded consulting fee expenses of $104,902 in connection with this issuance. The issuance of 3,000,000 pre-merger shares represents $0.06 per share for the total $180,000 consideration. Upon completion of the merger with API, these shares were converted into 987,413 shares of the Company.

     In connection with the merger with API, 768,000 shares of Series A convertible Preferred stock of MRT were converted into 505,555 shares of the Company.

     As discussed in Note 2, the Company issued 1,300,000 shares of restricted common stock in the acquisition of Waves

     During the year ended July 31, 2004, the Company issued 5,005,168 shares of common stock for $1,006,027.

     During the year ended July 31, 2004, the Company issued 803,125 shares of restricted common stock for investment banking and investor relations fees. The Company recorded $86,500 of expenses in connection with the issuance of these shares representing the value of the services provided by the consultants.

     In May 2004, the Company settled litigation with a former employee in exchange for 700,000 shares of common stock. The Company had previously accrued $74,716 for compensation due to the former employee.

     During the year ended July 31, 2004, the Company issued 1,949,962 shares of restricted common stock on the exercise of options (See Note 11). The options were exercised for $193 cash and an account receivable from an employee for $3,833.

     The Company is authorized to issue 10,000,000 shares of preferred stock. At July 31, 2004, no shares were issued or outstanding.

                                     (F18)

Note 11 - Stock Options and Warrants:


     The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's restricted common stock issued to employees, consultants and shareholders at July 31, 2004:

                                                Number of    Weighted - Average
                                                 Options       Exercise Price
                                               ----------      --------------
   Outstanding December 31, 2002                4,560,000           $0.04
     Options issued                             7,836,204            0.09
     Options expired                             (510,510)           0.16
                                               ----------
   Balance prior to merger                     11,885,704            0.07
     Options converted                         (7,974,119)           0.07
                                               ----------
     Outstanding July 31, 2003                  3,911,585            0.07
     Options issued                             4,340,000            0.02
     Options expired                              (69,746)           0.02
     Options exercised                         (1,949,962)           0.002
                                               ----------
   Outstanding July 31, 2004                    6,231,877            0.05
                                               ==========


     The Company has adopted the disclosure only provisions of SFAS 123 "Accounting for Stock-Based Compensation". The Company determined that the options issued had no value using the Black Scholes pricing and a 50 percent volatility factor at the date of grant. Accordingly, the net loss of $3,142,860 and $1,898,316 for the years ended July 31, 2004 and the seven months ended July 31, 2003, respectively, would be unchanged because no compensation would be recognized.

     In July 2003, the Company issued a warrant to purchase 2,000,000 shares at an exercise price of $0.01 per share. Upon completion of the merger, this warrant was converted into a warrant to purchase 658,275 shares at an exercise price of $0.01 per share. This warrant was issued to a consultant and former employee in connection with financial advisory services provided to the Company. The warrant was contingent upon the consultant raising $1,000,000 in capital for the Company. Using the Black Scholes pricing model and a 50 percent volatility factor, the Company determined the warrant had no value and there was no expense recorded for the grant of the warrant. The warrant expired during the year ended July 31, 2004.

     In July 2003, the Company issued warrants to purchase 164,565 shares at an exercise price of $0.18 per share. The warrants were issued in connection with a note payable (Note 5) to a provider of legal services to the Company. Using the Black Scholes pricing model and 50 percent volatility factor, the Company determined the warrants had no value and there was no expense recorded for the grant of the warrant. The warrants had not been exercised at July 31, 2004.

                                     (F19)

-------------------------------------------------

     During the year ended July 31, 2004, the Company issued 200,000 warrants at an exercise price of $0.001 per share and 1,000,000 warrants at an exercise price of $0.01 per share in connection with the issuance of notes payable. Using the Black Scholes pricing model and 50 percent volatility factor, the Company determined the warrants had no value and there was no expense recorded for the grant of the warrants. The warrants had not been exercised at July 31, 2004.

     In March 2004, the Company issued 976,173 warrants at an exercise price of $0.32 per share to holders of debentures (Note 9). Additionally, investment banking consultants involved in the issuance of the debentures were issued 622,890 warrants at the exercise price of $0.32 per share. Using the Black Scholes pricing model and 50 percent volatility factor, the Company determined the warrants had no value and there was no expense recorded for the grant of the warrants. The warrants had not been exercised at July 31, 2004.


Note 12 - Loss per share:
-------------------------

     A reconciliation of basic loss per share to diluted earnings per share is presented below.

                                                                         Per
                                                                         share
                                       Net Loss           Shares         Amount
                                     ------------      ------------      ------
   Seven months ended July 31,
    2003:
   Basic EPS
    Loss available to common
      shareholders                   $ (1,898,316)       13,482,257      $(0.14)
   Effect of Dilutive Securities
     Stock options and warrants              --                --           --
                                     ------------      ------------      ------
                                     $ (1,898,316)       13,482,257      $(0.14)
                                     ============      ============      ======

   Year ended July 31, 2004:
   Basic EPS
    Loss available to common
      shareholders                   $ (3,142,860)       27,891,651      $(0.11)
   Effect of Dilutive Securities
     Stock options and warrants              --                --           --
                                     ------------      ------------      ------
                                     $ (3,142,860)       27,891,651      $(0.11)
                                     ============      ============      ======

                                     (F20)

Note 13 - Income Taxes:
-----------------------

     Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.


     Net deferred tax assets/(liabilities) consisted of the following components as of July 31, 2004:

                                         Current      Long-Term        Total
                                       -----------   -----------    -----------
   Year ended July 31, 2004:
    Deferred tax assets:
     Net operating loss carryover      $      --     $ 2,670,000    $ 2,670,000
                                       -----------   -----------    -----------

    Deferred tax liabilities                  --            --             --
                                       -----------   -----------    -----------
                                              --       2,670,000      2,670,000
   Valuation allowance                        --      (2,670,000)    (2,670,000)
                                       -----------   -----------    -----------
   Net deferred tax asset              $      --     $      --      $      --
                                       ===========   ===========    ===========

     The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryover within the applicable carryover period. The valuation allowance is based on the uncertainty of the Company's ability to generate sufficient taxable income in future years to fully utilize the net operating loss carryover. Additionally, the realization of these assets is dependent upon the filing of tax returns for the current and prior years which are unfiled.

     The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the year ended July 31, 2004 due to the following:

                                                         Year       Seven months
                                                        ended          ended
                                                      7/31/2004      7/31/2003
                                                     -----------    -----------
     Computed "expected" tax (expense)/benefit       $ 1,100,000    $   664,441
      Increase/(decrease) in income taxes
        resulting from:
         Temporary differences                        (1,068,030)      (664,441)
         Permanent differences                           (31,970)          --
                                                     -----------    -----------
                                                     $      --      $      --
                                                     ===========    ===========


     The Company has not filed tax returns for 2003, 2002 and 2001. Dependent on filing these returns, the Company will have net operating loss carryforwards of approximately $7,600,000, which begin to expire in 2020.

     The Tax Reform act of 1986 contains provisions which limit the ability to utilize net operating loss, capital loss, and various tax credit carryovers in the case of certain events including significant changes in ownership interest. If the Company's tax carryovers are limited, and the Company has taxable income which exceeds the permissible yearly net operating loss carryover, the Company would incur a federal income tax liability even though these loss carryovers would be available in future years.

                                     (F21)



Note 14 - Pro-Forma Financial Information:
------------------------------------------

     The following pro-forma data summarizes the results of operations for the year ended July 31, 2004 and the seven months ended July 31, 2003, as if the mergers with Waves had been completed January 1, 2003:

                                                      Year          Seven months
                                                     ended             ended
                                                   7/31/2004         7/31/2003
                                                  -----------       -----------

   Net revenue                                    $ 2,125,115       $   813,933
   Operating loss                                  (3,326,744)       (1,698,957)
   Loss per shared - basic and diluted                  (0.12)            (0.07)



Note 15 - Employee Benefit Plan:
--------------------------------

     During the year ended July 31, 2004, the Company established a 401(k) plan covering all employees over twenty-one years of age with more than thirty days of service. Under the plan, participants are able to make voluntary contributions of up to 60 percent of compensation and 100 percent of any bonuses received, subject to limitations. In addition, the Company can match contributions on a discretionary but uniform basis.


     For the year ended July, 31, 2004, the Company record no expenses related to the plan.


Note 16 - Segment Information:
------------------------------

     The Company reports financial results on the basis of two business segments: a computer hardware application group and a software application group.

     The following is selected business segment financial information for the year ended July 31, 2004 (there was only the software application group existing at July 31, 2003):

                              Software       Hardware
                            Applications   Applications  Eliminations       Total
                            -----------    -----------    -----------    -----------
Revenues                    $   446,918      1,144,458    $    (1,517)   $ 1,589,859
Operating loss               (2,921,648)      (221,212)          --       (3,142,860)
Depreciation                     25,730         20,728           --           46,458
Segment Assets                   96,837        380,843           --          477,680
Expenditures for property
 and equipment                   19,011         31,436           --           50,447

                                         (F22)


Note 17 - Legal Matters:
------------------------

     As discussed in Note 6, the Company has accrued $160,000 of consulting fees based on a tentative settlement reached in arbitration.

     The Company was subject to collection proceedings in connection with a note payable of $115,413 (Note 5) at July 31, 2004. The debt was paid in full in September 2004. The Company paid $28,201 in excess of principal and interest on this note in settlement, this amount is included in accounts payable at July 31, 2004.

     The Company has recorded an account payable at July 31, 2004 of $75,000 to terminate a lease for office space entered into in September 2003. Additionally, the Company recorded $34,000 of rent expense in the forfeiture of rental security deposits in connection with this lease. The Company entered into an agreement for termination of the lease in October 2004. The agreement required the Company to forfeit the rental security deposits, pay $25,000 cash in October 2004, and issue a note payable for $50,000 payable in 18 monthly installments of $2,778 beginning November 1, 2004.

Note 18 - Other Matters:
------------------------

     Concentrations

          During the year ended July 31, 2004, approximately 37 percent of the Company's sales were to three customers.

     Advertising

          Advertising costs are expensed as incurred. Total advertising costs were approximately $7,500 and $40,000 for the year ended July 31, 2004 and the seven months ended July 31, 2003, respectively.

     Foreign Cash and Operations

          The Company's subsidiary Mobile Reach Technologies, GmbH maintains deposits in foreign accounts, not insured, in the amount of $9,672 at July 31, 2004. This subsidiary had foreign sales of $7,724 and $55,757 for the year ended July 31, 2004 and the seven months ended July 31, 2003, respectively.

     Operating Leases

          The Company leases office space on a month to month basis. Rent expense of $150,501 and $21,000 were incurred for the year ended July 31, 2004 and the seven months ended July 31, 2003, respectively. The rent expense for the year ended July 31, 2004 includes expenses from termination of lease (Note 17).

                                     (F23)

------------------------------------

     Contingency Gain (Loss)

          At July 31, 2003 the Company accrued a loss of $105,000 for a possible claim arising from the Company's merger with API. Since the former majority stockholder of API indemnified the Company against claims and during the year ended July 31, 2004 there were no claims, the Company recorded a gain on the reversal of the accrual.

Note 19 - Subsequent Events:
----------------------------

          Subsequent to July 31, 2004, the management of the Company began the process of discontinuation of the businesses of Mobile Reach Solutions, Inc. and Mobile Reach Technologies, GmbH. The Company does not anticipate any losses on this discontinuation other than losses from operations incurred in the regular course of business after July 31, 2004.

                                     (F24)

EXHIBIT INDEX

The following documents are filed as part of this report:

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