Form 10QSB
period 2004-10-31
MOBILE REACH INTERNATIONAL INC
filed 2004-12-20
CIK 1069322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF
              1934 for the Quarterly Period Ended October 31, 2004


                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the Transition Period from                 to
                                      ---------------    -----------------

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

                            2054 Kildaire Farm Road,
                                   Suite 353,
                                 Cary NC 27511
                     --------------------------------------
                    (Address of principal executive offices)

                                 (919) 376-0231
                            -------------------------
                           (Issuer's telephone number)




     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X  No
                                       -----  -----

                 Class                      Outstanding as of October 31, 2004
     ------------------------------         ----------------------------------
     Common Stock, $.0001 par value                     48,451,881

                                      INDEX
               Mobile Reach International, Inc. and Subsidiaries



PART I.
FINANCIAL INFORMATION


     ITEM 1       CONSOLIDATED FINANCIAL STATEMENTS

                  Unaudited Condensed Consolidated Balance Sheet as of October, 31, 2004

                  Unaudited Condensed Consolidated Statement of Operations Three Months ended October 31, 2004 three Months Ended October 31, 2003

                  Unaudited Condensed Consolidated Statement of Cash Flows for the Period ended October 31, 2004 and 2003

                  Notes to Unaudited Condensed Consolidated
                  Financial Statements


     ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ITEM 4.      CONTROLS AND PROCEDURES


PART II.
OTHER INFORMATION

     ITEM 1       LEGAL

     ITEM 2       CHANGES IN SECURITIES AND USE OF PROCEEDS

     ITEM 3       DEFAULTS UPON SENIOR SECURITIES

     ITEM 4       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5       OTHER INFORMATION

     ITEM 6       EXHIBITS AND REPORTS ON FORM 8K

                          PART 1 FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENT


                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      FOR THE PERIOD ENDED OCTOBER 31, 2004

                                                              THREE MONTHS ENDED
                                                                  10/31/2004


      Current Assets
                 Cash                                              134,892
                 Allowance For Bad Debt                               --
                 Accounts Receivable                               125,889
                 Total Other Current Assets                          5,030


      Total Current Assets                                         265,811

      Property and Equipment
                             Computer Equipment                     88,008
                             Furniture and Fixtures                   --
                             Vehicles                              120,747

                             Accumulated Depreciation              (83,587)


      Total Fixed Assets                                           125,168

      Other Assets

                 Total Deposits                                          0


TOTAL ASSETS                                                       390,979
LIABILITIES & EQUITY
           Accounts Payable                                        681,954
           Accounts Payable  Stockholder
           Other Current Liabilities
              Other  Credit Cards                                    8,431
              Payroll Liabilities                                  482,424
              Current Portion  L/T Debt                            165,362
              Deferred Salaries                                    111,773
              Wages Payable                                         79,281
              Notes Payable (3/4)                                  858,840
              Accrued Interest Payable                             236,791
              Accrued Expenses                                      30,794
              Total Deferred Revenue                                54,678
              Sales Tax Payable                                      6,802
              Contingencies (6)                                    160,000
           Total  Current Liabilities                            2,905,613


     Long Term Debt  Net of Current Portion
           Notes Payable  L/T Debt                                 354,994
           Convertible Debentures (5%)                             525,000
           Notes Payable  L/T  Equipment                            12,873
           Stock Warrants Issued                                      --
        Total Long Term Liabilities                                892,886
           Total Liabilities                                     3,798,479

     Equity
        Retained Earnings                                       (7,788,443)
        Common Stock (5)                                         4,542,557
        Net Income (LOSS)                                         (161,614)

     Total Equity                                               (3,407,500)
TOTAL LIABILITIES & EQUITY                                         390,979


                 See Notes to consolidated financial statements



                    MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF OPERATIONS
                THREE MONTH ENDED OCTOBER 31, 2004 AND OCTOBER 31, 2003.
                                       (UNAUDITED)



                                                             Three            Three
                                                          months ended     months ended
                                                           10/31/2004       10/31/2003


                       Ordinary Income/Expense


       Income
           License Revenue                                  116,528           23,467
           Software Licenses  Others                           --               --
           Reseller Fees                                       --             11,070
           Product Revenue                                   80,960             --
           Product(H/W&S/W) Revenue                            --               --
           Annual Support Maintenance                        21,795            1,474
           Professional Services                             84,068           16,100
                                                           --------         --------
       Total Income                                         303,350           52,111
           Cost of Goods Sold
              Delivery Services                              57,720           98,837
              Product (H/W)                                  58,511             --
              Finders Fee                                      --               --
              SubContractors (Consultants)                    9,000             --
              COGS  Other Product Licenses                     --               --
              Commission Income                              12,620             --
              Total Cost of Goods Sold                      137,851           98,837
       Total COGS                                           137,851           98,837
    Gross Profit                                            165,498          (46,727)


               Sales & Marketing
               Sales Salaries                                58,269           89,769
               Commissions                                   10,000
               Marketing                                      7,862            9,130
           Total Sales & Marketing                           66,131          108,899

       Total G&A Expense                                    218,177          649,601

       Total  Expense                                       284,308          758,500

Net Ordinary Income (loss)                                 (180,588)        (805,266)

Other Income/Expense
    Other Expense
           Depreciation Expense                              12,496            5,762
           Interest Expense                                  29,091            6,079
           Interest Income                                     --               --
           Other Expense                                       --               --
           Other Income                                        --               --
           Loss on Sale of Assets                             1,218
    Total Other (Income) Expense                            (42,804)         (11,841)

Net Other Income                                             42,804           11,841

  Net Loss                                                 (161,615)         (817,067)


          Weighted average number of shares of common    27,891,651        23,636,180
                        stock outstanding
                           Loss per share                   (.11)             (.28)


                     See Notes to consolidated financial statements



                    MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE PERIOD ENDED OCTOBER 31, 2004 AND 2003
                                       (UNAUDITED)



                                                         Three months     Three months
                                                            ended             ended
                                                          10/31/04          10/31/03

       OPERATING ACTIVITIES
           Net Income (loss)                              (161,615)        (817,067)
           Net cash provided by Operating Activities:      230,554         (236,362)
           Common stock issued for services
           Total Adjustments

       INVESTING ACTIVITIES
       Net cash provided by Investing Activities            13,714          (20,175)

       FINANCING ACTIVITIES
       Net cash provided by Financing Activities            42,000          180,000

   Net cash increase for period                            124,653          (76,537)

   Cash at beginning of period                              10,239           37,249

Cash at end of period                                      134,892          (39,289)


                 See Notes to consolidated financial statements

                          NOTES TO FINANCIAL STATEMENTS
                        for Period Ended October 31, 2004


Note 1 - Summary of Significant Accounting Policies:
----------------------------------------------------

Principles of consolidation:

For software arrangements with multiple elements, revenue is recognized using the residual method prescribed by SOP 98-9, "Modification of SOP 97-2 `Software Revenue Recognition' with Respect to Certain Transactions." Revenue applicable to undelivered elements, principally software maintenance, training and implementation services, is determined based on vendor specific objective evidence ("VSOE") of the fair value of those elements. VSOE is established by the price of the element when it is sold separately (i.e., the renewal rate for software maintenance and normal prices charged for training and professional services). Revenue applicable to elements for which VSOE of fair value is not determinable is deemed equal to the remainder/residual amount of the fixed arrangement price. Assuming none of the undelivered elements and VSOE of fair value exists for all undelivered elements are essential to the functionality of any of the delivered elements; the residual revenue attributed to the delivered elements is recognized when all other criteria for revenue recognition for those elements have been met.

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


Note 2 - Going Concern:
-----------------------

As shown in the accompanying financial statements, the Company has sustained a net loss of $161,615 during the three months ended October 31, 2004. As of the same period, the Company is in default on certain notes payable, payroll taxes and other payables. As a result, cash currently available is not sufficient to support the Company's operations for the next year. In order to meet the cash requirements for the remainder of the year, the Company needs to raise more capital through public or private financing. At the present time, the Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company is able to raise capital in the future, it is probable that it will result in substantial dilutions to stockholders interests. These factors create substantial doubt as to the Company's ability to continue as a going concern.

The Company continues its efforts to complete the necessary steps in order to meet its cash flow requirements throughout the fiscal year 2005 and to continue the development and commercialization of its products and services. Management's plans in this regard include, but are not limited to, the following:

     1. The Company has continued to raise capital to address its cash flow issue. The Company is also seeking solutions by way of accounts receivable factoring and bridge note or notes to fund the Company's cash needs. Although there can be no guarantee the Company can raise the necessary funds to cash flow its business, its management has undergone cost cutting measures operationally during the reporting quarter. The management believes its going forward business plan and strategic direction will improve the Company's cash flow problems.

     2. The Company has utilized the credit facilities of personal management to secure products for Company customers. Additionally, the Company is utilizing receivable factoring services from one of the Company's board members as well as a factoring finance company.

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

Note 3 - Notes Payable:

Notes payable at October 31, 2004 consisted of the following:

Note payable dated December 10, 2003; bearing interest at 6.00        $  40,000
percent through January 9, 2004; in default at October 31, 2004 as all principal and interest was due January 9, 2004;

Note payable dated September 9, 2003; bearing a fixed interest        $ 230,000
from September 10, 2003 to November 9th 2003 and additional interest of 6.00 percent from November 1 2003 through April 30,
2004; in default at October 31,, 2004 as all principal and interest was due November 9, 2003;

Note payable dated November 10, 2003; bearing interest at 6.00        $  50,000
percent through April 16, 2004; in default at October 31, 2004 as all principal and interest was due April 16, 2004;

Note payable to a director of the Company                             $ 435,000

Note payable for accrued wages; bearing interest at 6 percent;        $  49,908
due and payable with interest at the earliest of (a) Company          ---------
obtaining debt or equity funding greater than $1,000,000 in a quarter or (b) Company earns revenues of $1,000,000 in a quarter.

Note payable to the former owner of Waves Consulting Group, Inc.      $  53,932
                                                                      ---------
                                                                      $ 858,840

Note 4 - Long-Term Debt:
------------------------

     Long-term debt at July 31, 2004 and 2003 consisted of the following:

                                                            2004        2003
                                                          ---------   ---------

     Capitalized leases dated January 2001; payable in
     36 installments of $249 including interest at
     approximately 20 percent; collateralized by office
     equipment costing $5,981; in default at July 31,
     2004 reclassified to current notes payable (see
     Note 5).                                                  --     $     918

     Note payable to assignees of a former officer in
     redemption of 6,000,000 shares of common stock;
     interest at 5 percent; payable in three annual
     installments including interest beginning April
     30, 2005                                               395,000     395,000

     Note payable to assignees of a former officer and
     director for accrued salary; interest at 5
     percent; payable in three annual installments
     including interest beginning April 30, 2005             31,450      31,450

     Notes payable dated August and October 2003; due
     in 60 monthly installments of $1,873 including
     interest at 6.98 percent; secured by vehicles
     costing $120,747.                                      101,907        --

     Note payable dated March 2003; payable in 36
     installments of $203 including interest at
     approximately 20 percent collateralized by office
     equipment costing $4,981; in default at July 31,
     2004 reclassified to current notes payable (see
     Note 5).                                                  --         4,899

     Note payable dated June 2003; payable in 36
     installments of $129 including interest at
     approximately 20 percent; collateralized by office
     equipment costing $3,173; in default at July 31,
     2004 reclassified to current notes payable (see
     Note 5).                                                  --         3,173

     Note payable dated June 2003; payable in 48
     monthly installments of $128 including interest at
     approximately 20 percent; collateralized by office
     equipment costing $3,883; in default at July 31,
     2004 reclassified to current notes payable (see
     Note 5).                                                  --         3,883
                                                          ---------   ---------
                                                            528,357     439,323
     Less current portion                                  (165,363)     (4,075)
                                                          ---------   ---------
                                                          $ 362,994   $ 435,248
                                                          =========   =========

At July 31, 2004, long-term debt is due in aggregate annual installments as
---------------------------------------------------------------------------
follows:
--------

           Year ending July 31,
                   2006                              $ 165,188
                   2007                                166,848
                   2008                                 26,480
                   2009                                  4,477
                Thereafter                                --
                                                     ---------
                                                     $ 528,357
                                                     =========

Note 5 - Shares Outstanding:
----------------------------
During the period ended October 31, 2004, the Company issued 5,861,942 shares through equity investments, employee stock options, incentive options and warrants. For the period ended July 31, 2004 the Company had 42,589,940 shares issued and outstanding. For the period ended October 31, 2004 the Company had 48,451,882 shares issued and outstanding. For the twelve month period ended July 31, 2004, the Company has raised $ 1,006,220 in equity and $525,000., in convertible debentures. See item 2 Change in Securities and use of Proceeds.

Loss per share:

The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share", which requires the presentation of basic and diluted earnings per share. Basic loss per share excludes dilution and is computed by dividing loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential common shares are excluded from the computation of diluted earnings per share when a loss exists because the effect would be antidilutive.

Note 6 - Contingent Liability:
------------------------------
In the previous reported quarter ending April 30, 2004, the Company removed the contingent liability from its Balance Sheet in the amount of $105,000.00. The Company has been indemnified by the former majority holder of Asphalt Paving to defend against and accept any possible liability. The original potential claim is from the Administrative Receivers for Advance Banking Solutions Limited, a United Kingdom company, for potential claims by Advanced Banking Solutions against Asphalt Paving International, Inc. ("API"), which claims were transferred to the Company when API merged into the Company and are for certain license fees alleged to be owed by API in the amount of 65,000 (UK pounds), plus interest.

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

Revenues for the period ended October 31, 2004 was $303,350.00 representing a decrease of 61.5% from $341,342 in the period ended July 31, 2004. The Companies deferred Revenues for the same period increased from $26,286 to $54,678. Total Net losses for the three-month period ending October 31, 2004 was $ 233,655.00, compared to $1,132,249 for the previous three months ended July 31, 2004

The Cost of Sales associated with the delivery of our solutions is expected to decrease as the repeatable model is implemented with future customers.

Our sales and marketing expenses consist primarily of compensation and related costs for ramping up efforts around marketing, associated personnel, travel and entertainment and other related costs. We expect sales and marketing expenses to increase as a percentage of sales as we continue to increase business and strategic clients to further our sales and marketing initiatives.

SG&A for the three-month period ended October 31, 2004 was $338,287 consisting primarily of compensation, Professional fees including both legal and accounting, costs associated with Securities agreements and compliance reporting. We expect our general and administrative expenses to decrease as a percentage of our annual revenues in the future if and as revenues increase.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2004, the Company had assets and liabilities of $390,979. Our independent auditors, who audited our financial statements for the period ended July 31, 2004, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholders' deficit. In addition, the Company must deal with the litigation and claims described in Part II Item I of this Form 10-QSB under the heading "Legal Proceedings." In response to these issues, the Company has continued its cost cutting measures and balance sheet clean up for periods ending July 31, 2004 and October 31, 2004.


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

We continue to incur substantial losses
We incurred a loss in the quarter ending October 31, 2004 of $161,614 and our cumulative losses for the fiscal period ended July 31, 2005 is $161,614.

In the past we depended upon a limited number of customers.
The Company use to depend upon a limited number of customers in the period ended July 31, 2004, and prior. The Company has taken great strides to minimize that risk during the period ending October 31, 2004 and going forward. The Company anticipates that with the diverse customers within the sales channel referred to as enterprise sales, it's able to withstand customer churn going forward.

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

We have not filed our required 10-KSB for period ended July 31, 2004 in a timely manner.

As of the period ended October 31, 2004, the Company has not filed its annual 10-KSB. Due to financial restraints, the Company has been unable to complete the accompanying audit in a timely fashion. The Company complied with Securities and Exchange Commission regulations by filing a 12b-25 (inability to timely file) its 10KSB annual report. On November 19, 2004 the Securities and Exchange Commission and NASD appended the Company's trading symbol with and "E", the Company has 30 days to comply with required filings pursuant to Rule 6530. The Company believes that once its in compliance with the filing requirements of the Securities and Exchange Commission, it will re-listed on the Bulletin Board without the appended "E' . The Company intends to file its 10-KSB on or about December 20, 2004. There can be no assurances that we will be able to accomplish this. Further, there can be no assurance that the Securities and Exchange Commission or other regulatory body will not take some remedial or punitive action against us, though no such action has been indicated at this time.

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

As of October 31, 2004, our founders, officers and directors beneficially owned approximately 23% of our common stock on a fully diluted basis. In addition, our employees own additional shares and rights to acquire shares. Their interests could conflict with yours; significant sales of stock held by any or all of them could have a negative effect on our stock price; ; shareholders may be unable to exercise control. As a result, the founders, officers and directors will have significant ability to: (1) elect or defeat the election of our directors; (2) amend or prevent amendment of our articles of incorporation or bylaws; (3) effect or prevent a merger, sale of assets or other corporate transaction; and control the outcome of any other matter submitted to the stockholders for vote.

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

We have not in the past and do not expect in the future to pay dividends. Therefore, you may not rely on your ownership of our stock as a source of income.

We do not anticipate paying cash dividends in the foreseeable future. Therefore, you may not rely on ownership of our stock as a source of income.

Employees

During the period ended October 31, 2004 the Company had fourteen (14) employees and two (2) consultants. As part of the Company's 2004 fiscal re-alignment and cost-cutting measures and subsidiary restructuring; the Company reduced its workforce from 32 employees down to 26 for the period ending April 31, 2004 a further reduction down to 21 for the fiscal year period ending July 31, 2004.

Of these, fourteen employees the Company have broken them down into their respective subsidiaries as below: The Company owes its employees approximately $191,054 of accrued salaries and wages payable. Raising capital and generating revenue to pay accrued salary and future salaries of current and future employees will be a necessary to retain and recruit the personnel the Company requires to achieve its goals.


7 work directly within Mobile Reach Technologies, Inc., as follows:
- One in Management & Administrative
- Two in Sales and Marketing
- Four in Development and Technology


5 work within the second subsidiary, Mobile Reach Solutions, Inc. formally Waves Consulting Group, Inc., as follows:
- Two Management & administrative
- Two in Telecom Engineers and Support Staff.
- One in Sales and Marketing


The balance of the companies' employees and consultants, work for the parent company, Mobile Reach International, Inc.

The Company continues to raise capital and generate revenues to pay accrued salary and future salaries of current and future employees as necessary to retain and recruit the personnel the Company requires to achieve its goals.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not Applicable.


ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of July 31, 2004 audited financials and October 31, 2004 unaudited financials, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act), are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.


During the quarter ended October 31, 2004 , there were no changes in our "internal" controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDING


The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, could have a material adverse effect on its financial position or results of operations.

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

A former employee of the Company has filed a complaint against the Company seeking damages for services and expenses preformed for one of its subsidiaries (Mobile Reach Technologies, Inc.) The case has been filed at the Wake County Courts. The Company received a demand letter from counsel for the former employee of MRT requesting payment for services rendered by this former employee to MRT. As of May 2004 the Company entered into an agreement with the former employee to settle the claim arising from past services. A discharge and satisfaction was signed by both parties and shares were issued in connection with the satisfaction in the amount of 750,000 common shares including all attorney fees.

A former Director of the Company on June 11th 2004 filed a claim with American Arbitrators Association for services under a consulting agreements dated January 2003 for $350,000.00. To date the Company has defended such claim in cooperation with the American Arbitrators Association and has adjourned the hearing until April 2005 The Company has submitted a settlement offer in amount of $160,000.00 subject to certain repayment agreements. At the time of this filing negotiations were not yet agreed upon by both parties.

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities


The securities described below represent securities of Mobile Reach International, Inc. sold by Mobile Reach International, Inc. during the three-month period ended October 31, 2004, that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), all of which were issued by the Company pursuant to the exemption under Securities Act Section 4(2) and Regulation D, Rule 506. Underwriters were not involved in these transactions.

During the three months ended October 31, 2004, the Company issued the following securities:

     a) Securities issued - 1,928,572 shares were granted in connection with the Company retaining two Consulting firms, during the period.

     b) Securities issued - 700,000 shares of Company Common Stock were issued in connection with a legal settlement for a claim against the Company during the period.

     c) Options Granted/Exercised - 1,233,370 shares of Company Common Stock were issued to Company's employees and Consultants during the period.

     d) Warrants issued - 2,000,000 warrants were issued in connection with a Consulting Agreement entered into by the Company during the period.


     Each of the above Securities were sold or issued during the Quarter and are reflective in the companies issued and outstanding common shares.

Certain Relationships and Related Transactions

One of our directors, (now current Chief Executive Officer) Alan Christopher Johnson (part of a group), entered into a Secured Bridge Note dated May 31, 2004, a short term note payable and other financing documents for a total amount of $435,000. As of October 31, 2004 the Company, its management, board of directors and Alan Christopher Johnson have tentatively agreed to convert the $435,000.00 into 840,000 shares of Preferred Series A stock at a ten for 1 conversion ratio, subject to an annual shareholder approval to increase the number or authorized shares of the Company's common stock.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the stockholders of the Company during the reporting period.

ITEM 5    OTHER INFORMATION

Subsequent Events of Operations

During the reported period, the Company's management team completed an evaluation of its overall business and subsidiaries, Mobile Reach Technologies, Inc., Mobile Reach Solutions, Inc. and Mobile Reach Technologies, GmbH. As a result the management and Board of Directors utilized such information as revenue projections, capital needs and market analysis of its competitors. The company and its auditors had to make a determination of the company potentially accepting any further liability by closing any one of its subsidiaries.

The Company made the determination that one of the company's subsidiaries business units (Mobile Reach Technologies, GmbH) was not effectively operating at its potential do the capital requirement the Company could not allocate to its management. Therefore, the Company has begun the process with the management of this subsidiary and government regulatory agencies in Germany to bring to closure the legal entity of Mobile Reach Technologies, GmbH. The Company does not believe on a going forward basis there are any potential liabilities with the exception of the required costs associated with legal and accounting.

Additionally, the Company determined that the services portion of the business it acquired in December 2003, now a current subsidiary, Mobile Reach Solutions, Inc., (formally Waves Consulting Group, Inc.,) does not represent a profitable outlook due to the competitive pressures, capital requirements and cash reserves it needs in order to gain sufficient market entry. The Company's management evaluated all possibilities and options with the business and felt on a go forward basis, the Company would wind down the services operations of the subsidiary, continue to pursue profitable equipment resale and proactively work through improvement of the subsidiary's balance sheet.

Forward looking the Company does not believe there is further liability other than what is disclosed in the Company's 10-KSB for the period ended July 31, 2004 and the 10-QSB for the period ended October 31, 2004.

Change In Company's Board and Management Team

On August 2, 2004, the Company accepted the resignation of its President and Chief Executive Officer Michael J Hewitt. The mutual separation of the parties was due to a change in direction the company Board of Directors intended to take the company and its subsidiaries. As of December 15th the parties have not executed a formal separation agreement. Furthermore, the Company is carrying certain note payable and receivable with its former Chief Executive Officer yet to be settled. The Company's Board of Directors voted unanimously to make Alan Christopher Johnson the interim Chief Executive Officer until a successor is found.

On September 27, 2004 the Company's Chief Operating Officer, Brian R. Balbirnie, and the Company mutually agreed to end its employment arrangement. The Company's Board of Directors and the former Chief Operating Officer are working jointly through transition under the status of a consulting arrangement to assist in general business activities.

On August 2, 2004 the Company accepted the resignation of Carl Hartman, a Director that served on the Company's Board of Directors from August 2003 to August 2, 2004, the resignation was accepted immediately and resulted in the Company's board being reduced from five members to four. The Company does not plan on replacing the vacated board seat until its next annual shareholders meeting.

Consultants to Company

In August 2004 the Company entered into an agreement with Stanton Walker, Consultants to assist the Company is restructuring, financing and overall business strategy. In connection with the consulting agreement the Company awarded the principals of Stanton Walker 1,400,000 common shares.

On October 6, 2004 the Company entered into an agreement with KirwanGier for strategic services and general business consulting. Under the terms of the agreement the Company has issued a warrant to purchase 2,000,000 shares of common stock with an exercise price equal to $0.20.

Certain Relationships and Related Transactions

One of our directors, (now current Chief Executive Officer) Alan Christopher Johnson part of a group, entered into a Secured Bridge Note dated May 31, 2004, a short term note payable and other financing documents for a total amount of $435,000. As of October 31, 2004 the Company, its management, board of directors and Alan Christopher Johnson have tentatively agreed to convert the $435,000. into 800,000 shares of Preferred Series A stock at a ten for 1 conversion ratio, subject to an annual shareholder approval to increase the number or authorized shares of the Company's common stock.

Other Information
Regency Park Corporation - During the Company's previous fiscal year it occupied the leased premise at 8000 Regency Parkway Suite 660. Cary NC 27511. The Company entered into a 5 year lease on September 24th 2003. On September 28th 2004 the Company was in default of the lease obligations and vacated the premise. On September 15th 2004 the company entered into a settlement agreement in the form of a promissory note with Regency Park Corporation for $50,000.00 over eighteen months. Additionally the company granted Regency Park Corporation a warrant to purchase 781,250 shares at $0.16 per share - in exchange for remaining portion of the lease obligations. As of the settlement date the company has officially changed it mailing address to 2054 Kildaire Farm Road, #353 Cary NC 27511.

In connection with the $525,000.00 financing - Convertible Debentures (as discussed in previous filings dated February 27th 2004); the Company has submitted a Registration Statement to the Securities and Exchange Commission on August 31, 2004 for all shares covered under the convertible debentures and warrants, in addition to registration rights agreements with prior shareholder of the Company. The Company issued 5% Convertible Debentures in the aggregate principal amount of $525,000, with a conversion price equal to $0.16 per share. In connection therewith the Company issued 453,125 shares of common stock in satisfaction of certain debt and warrants to purchase 1,599,064 shares of common stock with an exercise price equal to $0.32.

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


Date: December 15, 2004                     /s/  Alan Christopher Johnson
                                            ----------------------------------
                                                 Alan Christopher Johnson,
                                                 President and
                                                 Chief Executive Officer