Form 10QSB
period 2005-01-31
MOBILE REACH INTERNATIONAL INC
filed 2005-03-17
CIK 1069322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarterly Period Ended January 31, 2005


                                       OR

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the Transition Period from                 to
                                      ---------------    -----------------

                             Commission file number
                                    000-29313

                        MOBILE REACH INTERNATIONAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                      20-0121007
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                2054 Kildaire Farm Ro. #353 Cary, North Carolina       27511
                     --------------------------------------          --------
                    (Address of principal executive offices)        (Zip Code)

                                 (919) 376- 0231
                            -------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes [X}  No [ ]


                Class                      Outstanding as of January 31, 2005
     ------------------------------        ----------------------------------
     Common Stock, $.0001 par value                     48,451,881

                                      INDEX

                Mobile Reach International, Inc. and Subsidiaries



PART I.
FINANCIAL INFORMATION


     ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                Unaudited Condensed Consolidated Balance Sheet as of
                 January 31, 2005                                              3

                Unaudited Condensed Consolidated Statement of Operations
                 Three Months ended January  31, 2005 Three Months Ended
                 January 31, 2004                                              4

                Unaudited Condensed Consolidated  Statement of Cash Flows
                 for the period ended January 31, 2005 and January 31, 2004    5

                Notes to Unaudited Condensed Consolidated
                 Financial Statements                                          6


     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                     9

     ITEM 3.    CONTROLS AND PROCEDURES                                       13


PART II.
OTHER INFORMATION


     ITEM 1.    LEGAL PROCEEDINGS                                             13

     ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   13

     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                               13

     ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS          14

     ITEM 5.    OTHER INFORMATION                                             14

     ITEM 6.    EXHIBITS                                                      14

                          PART 1 FINANCIAL INFORMATION

ITEM 1      CONSOLIDATED FINANCIAL STATEMENTS


                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      FOR THE PERIOD ENDED JANUARY 31, 2005

                                                             THREE MONTHS ENDED
                                                              JANUARY 31, 2005


      Current Assets
                 Cash                                               21,076
                 Allowance For Bad Debt
                 Accounts Receivable                                31,364
                 Total Other Current Assets                          5,030

      Total Current Assets                                          57,470


      Property and Equipment
                             Computer Equipment                     62,219
                             Furniture and Fixtures
                             Vehicles                              120,747
                             Accumulated Depreciation              (72,348)

      Total Fixed Assets                                           110,618

      Other Assets
                 Total Deposits                                       --


TOTAL ASSETS                                                       168,088


LIABILITIES & EQUITY
           Accounts Payable                                        632,035
           Accounts Payable  Stockholder                              --
           Other Current Liabilities
              Other  Credit Cards                                   36,324
              Payroll Liabilities                                  476,446
              Current Portion  L/T Debt                            165,363
              Deferred Salaries                                    111,773
              Wages Payable                                         92,579
              Notes Payable (3/4)                                  910,588
              Accrued Interest Payable                             260,874
              Accrued Expenses                                      38,573
              Total Deferred Revenue                                54,276
              Sales Tax Payable                                      6,802
              Contingencies (6)                                    160,000
           Total  Current Liabilities                            2,945,633


     Long Term Debt  Net of Current Portion
           Notes Payable  L/T Debt                                 350,794
           Convertible Debentures (5%)                             525,000
           Notes Payable  L/T  Equipment                            12,873
           Stock Warrants Issued                                      --
        Total Long Term Liabilities                                888,666
           Total Liabilities                                     3,834,299

     Equity
        Retained Earnings                                       (7,778,443)
        Common Stock (5)                                         4,542,557
        Net Income (LOSS)                                         (420,326)

     Total Equity                                               (3,666,211)

TOTAL LIABILITIES & EQUITY                                         168,088


                 See Notes to consolidated financial statements



                     MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF OPERATIONS
                      THREE AND SIX MONTHS ENDED JANUARY 31, 2005 AND

                                        (UNAUDITED)


                                                               Three             Six
                                                            months ended     months ended
                                                             1/31/2005        1/31/2005
                                                             ---------        ---------

                  Ordinary Income/Expense
       Income
           License Revenue                                     35,909          152,437
           Software Licenses  Others                             --               --
           Reseller Fees                                         --               --
           Product Revenue                                      2,221           83,181
           Product (H/W&S/W) Revenue                            4,485            4,485
           Annual Support Maintenance                          27,587           49,382
           Professional Services                               32,063          116,130

       Total Income                                           102,264          405,614

             Cost of Goods Sold
              Delivery Services                                29,354           87,074
              Product (H/W)                                   (54,570)           3,942
              Finders Fee                                        --               --
              SubContractors (Consultants)                      1,000           10,000
              COGS  Other Product Licenses                       --               --
              Commission Income                                (3,080)           9,540
             Total Cost of Goods Sold                         (27,296)         110,555

       Total COGS                                             (27,296)         110,555
    Gross Profit                                              129,560          295,058


             Sales & Marketing
              Sales Salaries                                   45,684          103,953
              Commissions                                       4,714            4,714
              Marketing                                         1,380            9,243
           Total Sales & Marketing                             51,778          117,910

       Total G&A Expense                                      293,809          511,987

       Total  Expense                                         345,588          629,896

Net Ordinary Income (loss)                                   (216,028)        (334,838)

Other Income/Expense
    Other Expense
           Depreciation Expense                                 9,675           22,171
           Interest Expense                                    28,135           57,226
           Interest Income                                      (1.00)           (1.00)
           Other Expense                                         --               --
           Other Income                                          --               --
           Loss on Sale of Assets                               4,875            6,092
    Total Other (Income) Expense                               42,684           85,488

Net Other Income                                              (42,684)          (85,488)

  Net Loss                                                   (258,711)         (420,326)


             Weighted average number of shares of common
                          stock outstanding                47,681,167        47,681,167

                            Loss per share                       (.01)             (.01)



                      See Notes to consolidated financial statements

                                             4




                   MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2005 AND JANUARY 31, 2004
                                      (UNAUDITED)


                                                         Six months         Six months
                                                            ended             ended
                                                          1/31/2005         1/31/2004





          OPERATING ACTIVITIES
              Net Income (loss)                            (258,711)         (668,473)
              Net cash provided by Operating Activities:    134,545           381,300
              Common stock issued for services                --                 --
              Total Adjustments                               --                 --


          INVESTING ACTIVITIES
          Net cash provided by Investing Activities          14,549           (53,919)


          FINANCING ACTIVITIES
          Net cash provided by Financing Activities          (4,200)          392,040


      Net cash increase for period                         (113,816)           50,948

      Cash at beginning of period                           134,892           (36,370)


Cash at end of period                                        21,076            14,578


                    See Notes to consolidated financial statements

                                          5

                          NOTES TO FINANCIAL STATEMENTS
                        for Period Ended January 31, 2005


Note 1 - Summary of Significant Accounting Policies:
----------------------------------------------------

Principles of [Revenue Recognition] consolidation:

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

The accompanying consolidated financial statements include the accounts of Mobile Reach Solutions, Inc, Mobile Reach Technologies, Inc. and its wholly-owned subsidiary company, Mobile Reach Technologies, GmbH (German Company), after elimination of inter-company accounts and transactions. The consolidation of Mobile Reach Solutions, Inc. into Mobile Reach International, Inc. does not include recognition of goodwill.



Concentrations of Credit Risk:

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash balances with multiple reputable financial institutions in the form of demand deposits.


Note 2 - Going Concern:
-----------------------
As shown in the accompanying financial statements, the Company has sustained a net loss of $258,711 for the three months ended January 31, 2005. As of the same period, the Company is in default on certain notes payable, payroll taxes and other payables. As a result, cash currently available is not sufficient to support the Company's operations for the fiscal year. In order to meet the cash requirements for the remainder of the fiscal, the Company needs to raise more capital through public or private financings. At the present time, the Company does not know if additional financing will be available or, if available, whether it will be available on terms acceptable to the Company or the best interest of stockholders. If the Company is able to raise capital in the future, it is probable that it will result in substantial dilution to stockholders and will be obtained at a discount to the market price of the Company's common stock which may be significant. These factors create substantial doubt as to the Company's ability to continue as a going concern.

The Company continues its efforts to complete the necessary steps in order to meet its cash flow requirements throughout the fiscal year 2005 and to continue the development and commercialization of its products and services. Management's plans in this regard include, but are not limited to, the following:

        The Company has continued to raise capital to address its cash flow requirements, through the issuance of equity or debt, or a combination of both. Although there can be no assurances the Company can raise the necessary funds to cash flow its business, its Management has taken cost cutting measures operationally during the fiscal quarter. Management believes its business plan and strategic direction will improve the Company's ability to meet cash flow requirements and fund operations.

Management believes that actions presently being taken will generate sufficient revenues in future reporting periods to provide positive cash flows from operations and that sufficient capital will be available, when required, to execute its business plan. However, no assurances can be given that the Company will continue as a going concern without the successful completion of additional financing. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Notes Payable:
-----------------------

Notes payable at January 31, 2005 consisted of the following:
During the period ended January 31, 2005, the Company has certain notes payable in default as noted below. The notes are in default from past fiscal quarters of operations and are reflective in the Company's unaudited financials for period ended January 31, 2005 and audited financials for the period ended July 31, 2004

The Company maintains communication as to its operations and financial stability with the note payable creditors and is optimistic of a settlement in the coming quarters. At the time of this report there has been no legal claim against the Company for any of the notes mentioned below.

Note payable dated December 10, 2003; bearing interest at              $ 40,000
6.00 percent through January 9, 2004; in default at January 31, 2005 as all principal and interest was due
January 9, 2004;

Note payable dated September 9, 2003; bearing a fixed                  $230,000
interest from September 10, 2003 to November 9th 2003 and additional interest of 6.00 percent from November 1 2003 through April 30, 2004; in default at January 31, 2005 as all principal and interest was due November 9, 2003;

Note payable dated November 10, 2003; bearing interest at              $ 50,000
6.00 percent through April 16, 2004; in default at January
31, 2005 as all principal and interest was due April 16, 2004;

Note payable to a director of the Company                              $435,000

Note payable for accrued wages; bearing interest at 6                  $ 49,908
percent; due and payable with interest at the earliest of
(a) Company obtaining debt or equity funding greater than $1,000,000 in a quarter or (b) Company earns revenues of $1,000,000 in a quarter.

Note payable to the former owner of Waves Consulting Group, Inc.       $ 53,932
                                                                       --------
                                                                       $858,840
                                                                       ========



Note 4 - Long-Term Debt:
------------------------

     For the period ended January 31, 2005 the Long-term debt remains as reported from the Company's audited financial statements at July 31, 2004 and 2003 consisting of the following:

                                                                     January 31,       January 31,
                                                                     -----------       -----------
                                                                            2004              2003
                                                                            ----              ----

     Capitalized leases dated January 2001; payable in 36 monthly installments of $249 including interest at approximately 20 percent; collateralized by office equipment at a cost of
     $5,981; in default at July 31, 2004 reclassified to current
     notes payable (see Note 5).                                             --         $      918

     Note payable to assignees of a former officer in redemption of 6,000,000 shares of common stock; interest at 5 percent;
     payable in three annual installments including interest
     beginning April 30, 2005                                             395,000          395,000

     Note payable to assignees of a former officer and director for accrued salary; interest at 5 percent; payable in three annual installments including interest beginning April 30,
     2005                                                                  31,450           31,450

     Notes payable dated August and October 2003; due in 60
     monthly installments of $1,873 including interest at 6.98
     percent; secured by vehicles costing $120,747.                       101,907             --

     Note payable dated March 2003; payable in 36 monthly
     installments of $203 including interest at approximately 20 percent collateralized by office equipment at a cost of
     $4,981; in default at July 31, 2004 reclassified to current
     notes payable (see Note 5).                                             --              4,899


     Note payable dated June 2003; payable in 36 monthly
     installments of $129 including interest at approximately 20 percent; collateralized by office equipment at a cost of
     $3,173; in default at July 31, 2004 reclassified to current
     notes payable (see Note 5).                                             --              3,173

     Note payable dated June 2003; payable in 48 monthly
     installments of $128 including interest at approximately 20 percent; collateralized by office equipment at a cost of
     $3,883; in default at July 31, 2004 reclassified to current
     notes payable (see Note 5).                                             --              3,883
                                                                       ----------       ----------
                                                                          528,357          439,323
   Less current portion                                                  (165,363)          (4,075)
                                                                       ----------       ----------
                                                                       $  362,994       $  435,248
                                                                       ==========       ==========



At July 31, 2004, long-term debt is due in aggregate annual installments as follows:

                               Year ending July 31,
                                       2006                            $  165,188
                                       2007                               166,848
                                       2008                                26,480
                                       2009                                 4,477
                                    Thereafter                                -
                                                                       ----------
                                                                       $  528,357

Note 5 - Shares Outstanding:
----------------------------
For the period ended July 31, 2004 the Company had 42,589,940 shares issued and outstanding. For the period ended January 31, 2005 the Company had 48,451,882 shares issued and outstanding. During the period ended January 31, 2005, the
Company did not issue any shares of its common stock through equity investments, employee stock options, incentive options or warrants. For the twelve month period ended July 31, 2004, the Company has raised $1,006,220 in equity financings and $525,000 in convertible debentures.

                                       8

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


Note 6 - Contingent Liability:
------------------------------
none

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our business and results of operations in conjunction with the consolidated financial statements included herein and in the Form 10-KSB for the fiscal year ended July 31, 2004. The results shown in this 10-QSB are not necessarily indicative of the results we will achieve in any future periods.

REVENUES
Our revenues primarily comprise of licensing and services fees, which we recognize as revenue when the product or services are provided to the client. The unaudited consolidated financial data is provided for comparative purposes only and does not claim to be indicative of the actual financial position or results of the Company's operations.

Revenues for the period ended January 31, 2005 was $102,264 representing a decrease of 66.3% from $303,350 for the period ended October 31, 2004. During the period ended January 31, 2005 the companies management examined the contractual profitability of some of it customers. The management concluded that is was not in the best interest of the company to continue certain unprofitable contracts on a going forward basis. Cost of Goods Sold for the period ended January 31, 2005 was a credit of 27,296 due to a large credit on cost of hardware due to a return of hardware from the previous quarter. The Companies deferred Revenues for the same periods was $54,276 for the period ended January 31, 2005 as compared to $54,678, respectfully. Total Net losses for the three-month period ending January 31, 2005 was $258,711, compared to $161,615 for the previous three months ended October 31, 2004.

The Cost of Sales associated with the delivery of our solutions is expected to decrease as the repeatable model is implemented with future customers.

Our sales and marketing expenses consist primarily of compensation and related costs for ramping up sales efforts, associated personnel, travel and entertainment and other related costs. Over the next few quarters, we expect sales and marketing expenses to increase as a percentage of revenue as we continue to invest in and implement our business plan, obtain strategic clients and grow revenues. In the longer term, we expect that sales and marketing expenses as a percentage of revenue will decrease due the growth in revenue and due to efficiencies and scalability of our business model.

General and Administrative (G&A) for the three-month period ended January 31, 2005 was $293,809 representing an increase of 34.7% from $211,177 for the period ended October 31, 2004. The G&A consisted primarily of compensation, professional fees including both legal and accounting, costs associated with financing agreements and compliance with federal and state securities laws and reporting. The primary factor contributing to increase in G&A for the three month period ended January 31, 2005 was the increased activity in connection with completion of our audit for the fiscal year ending July 31, 2004. We expect our general and administrative expenses to decrease as a percentage of our annual revenues in the future if and as revenues increase.


LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2005, the Company had assets and liabilities of $168,088. Our independent auditors, who audited our financial statements for the period ended July 31, 2004, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholders' deficit. In response to these issues, the Company has continued its cost cutting measures and the elimination of outstanding debt for periods ending July 31, 2004, October 31, 2004 and January 31, 2005.

RISK FACTORS

The following risks and uncertainties are not the only ones we face. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also adversely affect our business operations.

If any of these risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. In this event, you could lose all or part of your investment.

We have incurred and reported significant recurring net losses which endanger our viability as a going-concern and caused our independent registered public accounting firms to issue a "going concern" explanatory paragraph in their reports in connection with their audits of our financial statements for the years ended July 31, 2004, 2003.

We have reported net losses applicable to common stockholders of $3,215,794. and $94,312. for the years ended July 31, 2004, 2003, respectively, $258,711 for the three months ended January 31, 2005, and $420,326 for the six months ended January 31, 2005. At January 31, 2005, we had an accumulated deficit of $3,666,211.

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


We rely on investments and financings to provide working capital which may not be available to us in the future and may result in increased net losses and accumulated deficit.

While we believe that we can continue to sell our securities to raise the cash needed to continue operating until cash flow from operations can support our business, there can be no assurance that this will occur. There can be no assurance that additional investments in our securities or other debt or equity financings will be available to us on favorable terms, or at all, to adequately support the development and deployment of our technology. Moreover, failure to obtain such capital on a timely basis could result in lost business opportunities. In addition, the terms of our debt or equity financings have included, and in the future may include, contingent anti-dilution provisions and the issuance of warrants, the accounting for which have resulted, and for future financings may result, in significant non-cash increases in our net losses and accumulated deficit.

While we believe that we have the ability to successfully attract new customers, the ultimate deployment of these new customers frequently requires up front capital. There can be no assurance that we will obtain that capital. In recent months we have not obtained sufficient capital to meet our obligations and as a result have not been able to pay our vendors on a timely basis and are significantly in arrears in making such payments. While we have been working with our creditors to make arrangements to satisfy our obligations, there can be no assurance that we will be able to do so and as a result we may be subject to litigation or disruption in our business operations.

The success of the development, distribution and deployment of our technology is dependent to a significant degree on our key management and technical personnel. We believe that our success will also depend upon our ability to attract, motivate and retain highly skilled, managerial, sales and marketing, and technical personnel, including software programmers and systems architects skilled in the computer languages in which our technology operates. Competition for such personnel in the software and information services industries is intense. The loss of key personnel, or the inability to hire or retain qualified personnel, could have a material adverse effect on our results of operations, financial condition or business.

We expect to continue to experience losses until such time as our technology can be successfully deployed and produce revenues.
The continuing development, marketing and deployment of our technology will depend upon our ability to obtain additional financing. Our technology has generated limited recurring revenues to date. We are funding our operations now through the sale of our securities.

As a developer of connectivity technology products, we will be required to anticipate and adapt to evolving industry standards and regulations and new technological developments.

The market for our technology is characterized by continued and rapid technological advances in both hardware and software development, requiring ongoing expenditures for research and development, and timely introduction of new products and enhancements to existing products. Our future success, if any, will depend in part upon our ability to enhance existing products, to respond effectively to technology changes and changes in applicable regulations, and to introduce new products and technologies that are functional and meet the evolving needs of our clients and users in the healthcare information systems market.

Litigation or regulatory proceedings may be necessary to protect our intellectual property rights, such as the scope of our patent.
Such litigation and regulatory proceedings are very expensive and could be a significant drain on our resources and divert resources from product development. There is no assurance that we will have the financial resources to defend our patent rights or other intellectual property from infringement or claims of invalidity.

Investors in our securities may suffer dilution.
The issuance of shares of common stock or shares of common stock underlying warrants, options or preferred stock or convertible notes will dilute the equity interest of existing stockholders and could have a significant adverse effect on the market price of our common stock. The sale of common stock acquired at a discount could have a negative impact on the market price of our common stock and could increase the volatility in the market price of our common stock. In addition, we may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock. Those additional issuances of common stock would result in a reduction of your percentage interest in our company.

Historically, our common stock has experienced significant price fluctuations. One or more of the following factors influence these fluctuations:

     o unfavorable announcements or press releases relating to the technology sector;

     o regulatory, legislative or other developments affecting us or the telecommunications industry generally;

     o conversion of our preferred stock and convertible debt into common stock at conversion rates based on then current market prices or discounts to market prices of our common stock and exercise of options and warrants at below current market prices;

     o sales by those financing our company through convertible securities the underlying common stock of which have been registered with the SEC and may be sold into the public market immediately upon conversion; and

     o market conditions specific to technology companies, the telecommunications industry and general market conditions.

In addition, in recent years the stock market has experienced significant price and volume fluctuations. These fluctuations, which are often unrelated to the operating performance of specific companies, have had a substantial effect on the market price for many healthcare related technology companies. Factors such as those cited above, as well as other factors that may be unrelated to our operating performance, may adversely affect the price of our common stock.

In the past we depended upon a limited number of customers.
The Company depended upon a limited number of customers in the period ended July 31, 2004, and in prior fiscal periods. The Company has attempted to minimize the risk of customer concentration during the period ending October 31, 2004, January 31, 2005 and going forward. The Company anticipates that with the diverse customers within the sales channel referred to as enterprise sales; it will be able to withstand the loss of customers going forward.

Unless an active trading market develops for our common stock, you may not be able to sell your shares. Although we are a reporting company and our common stock is listed on the Over-the-Counter Bulletin Board, there is no active trading market for our common stock. An active trading market may never develop or, if developed, it may not be maintained. Failure to develop or maintain an active trading market will negatively affect the price of our securities, you may be unable to sell your shares or such sales may lower the market price, and therefore your investment would be a complete or partial loss.

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

As of January 31, 2005, our founders, officers and directors beneficially owned approximately 23% of our common stock on a fully diluted basis. In addition, our employees own additional shares and rights to acquire shares. Their interests could conflict with yours; significant sales of stock held by any or all of them could have a negative effect on our stock price; and shareholders will be unable to exercise control over the Company's business or management. As a result, the founders, officers and directors will have significant ability to: (1) elect or defeat the election of our directors; (2) amend or prevent amendment of our articles of incorporation or bylaws; (3) effect or prevent a merger, sale of assets or other corporate transaction; and control the outcome of any other matter submitted to the stockholders for approval.

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

As with any business, growth in absolute amounts of selling, general and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially and adversely from the results contemplated by the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to incorrect decisions and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditures or other budgets, which may, in turn, affect our results of operations. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the results contemplated in the forward-looking statements will be realized.

In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans for the Company will be achieved.

Employees

During the period ended January 31, 2005 the Company had eight (8) employees and two (2) consultants, representing a decrease of operational head count from the prior quarter, as part of the Company's 2005 fiscal re-alignment, cost-cutting measures and subsidiary restructuring.


Of these eight employees:


7 work directly within Mobile Reach Technologies, Inc., as follows:
- One in Management & Administrative
- Two in Sales and Marketing
- Four in Development and Technology


The Company owes its current and former employees approximately $111,773 of accrued salaries and wages payable. Raising capital and generating revenue to pay accrued salary and future salaries of current and future employees will be necessary to retain and recruit the personnel the Company requires to achieve its goals.


The balance of the companies' employees and consultants, work directly for the parent company, Mobile Reach International, Inc.



ITEM 3. CONTROLS AND PROCEDURES


Our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of January 31, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act), are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.


During the quarter ended January 31, 2005 , there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


PART II - OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS


The Company is involved in the following legal proceeding incident to the normal conduct of its business. The Company believes that such legal proceeding will not have a material adverse effect on its financial position or results of operations.

On June 11th 2004 a former Director of the Company filed a claim with the American Arbitrators Association for services under a consulting agreement dated January 2003 for $350,000.00. To date the Company has defended such claim and has adjourned the hearing until April 2005. The Company believes it has good and meritorious defenses and/or counterclaims and intends to vigorously defend against the claim.

Except as set forth above, the Company is not a party to any claim or preceding which, if adversely determined, will have a material adverse effect on its financial condition or results of operations.

ITEM 2        UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

We make reference to Notes 3 and 4 to the Notes to Financial Statements for Period Ended January 31, 2005 as disclosed previously in this document.

On February 27th 2004 the Company issued 5% Convertible Debentures in the aggregate principal amount of $525,000, with a conversion price equal to $0.16 cents per share. In connection the Company issued 453,125 shares of common stock in satisfaction of certain debt and warrants to purchase 1,599,064 shares of common stock with an exercise price equal to $0.32 cents.

ITEM 4        SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the stockholders of the Company during the reporting period.

ITEM 5        OTHER INFORMATION

Subsequent Events

During the reported period, the Company's management team completed an evaluation of its overall business and the business of its subsidiaries, Mobile Reach Technologies, Inc., Mobile Reach Solutions, Inc. and Mobile Reach Technologies, GmbH in order for the management and Board of Directors to make a determination of the Company's potential liability which may result from a determination to close any one of its subsidiaries.

The Company made the determination that one of the Company's subsidiaries business units (Mobile Reach Technologies, GmbH) was not effectively operating at its potential due to the capital requirements which the Company could not allocate to management of such business unit. Therefore, the Company, together with the management of this subsidiary and government regulatory agencies in Germany, has begun the process to close the business operations of Mobile Reach Technologies, GmbH. The Company does not believe on a going forward basis there are any potential liabilities with the exception of the required legal and accounting costs associated with the closing of the business unit.

Additionally, the Company determined that the services portion of the business it acquired in December 2003, Mobile Reach Solutions, Inc., (formally Waves Consulting Group, Inc.) does not represent a profitable opportunity due to the competitive pressures, capital requirements and cash reserves it needs in order to gain market entry. The Company's management evaluated all possibilities and options with the business and believes on a go forward basis, the Company would wind down the services operations of the subsidiary, continue to pursue profitable equipment resale, and improve the subsidiary's balance sheet. Forward looking the Company does not believe there is additional liability other than what is disclosed in the Company's 10-KSB for the periods ended July 31, 2004 and the 10-QSB for the period ended October 31, 2004 and January 31, 2005.

Change In Company's Board and Management Team

During the period ended January 31, 2005 the Company did not make any changes to its Board of Directors (the "Board") or management team. At the time of filing of this report, the Company's Board filed a Form 8-K on February 18, 2005, disclosing the addition of two members to its Board. These two board members were appointed to the board effective on March 7, 2005.

Certain Relationships and Related Transactions

One of our directors (currently Chief Executive Officer), Alan Christopher Johnson, as (part of a group) of investors, entered into a Secured Bridge Note dated May 31, 2004 for a total amount of $435,000. As of January 31, 2005 the Company, its management, board of directors and Alan Christopher Johnson have agreed in principle to convert the $435,000.00 into shares of common stock. Negotiations of final terms are ongoing.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

(a) 31. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Report on Form 8-K, Filed with the Securities and Exchange Commission on February 18, 2005.


                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

Date: March 17, 2005                        /s/  Alan Christopher Johnson
                                            ----------------------------------
                                                 Alan Christopher Johnson,
                                                 President and
                                                 Chief Executive Officer