Form 10QSB
period 2005-04-30
MOBILE REACH INTERNATIONAL INC
filed 2005-06-14
CIK 1069322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarterly Period Ended April 30, 2005

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

             2054 Kildaire Farm Ro. #353 Cary, North Carolina 27511
                     --------------------------------------
                    (Address of principal executive offices)

                                (919) 376 - 0231
                            -------------------------
                           (Issuer's telephone number)




     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No


           Class                            Outstanding as of April 30, 2005
------------------------------              --------------------------------
Common Stock, $.0001 par value                         48,451,881

                                      INDEX

                Mobile Reach International, Inc. and Subsidiaries


PART I.
FINANCIAL
INFORMATION


              ITEM 1       CONSOLIDATED FINANCIAL STATEMENTS


                           Unaudited Condensed Consolidated Balance Sheet as of April 30, 2005

                           Unaudited Condensed Consolidated Statement of Operations Three Months ended April 30, 2005 and Nine Months Ended April 30, 2005

                           Unaudited Condensed Consolidated Statement of Cash Flows for the Period ended April 30 , 2005 and 2004

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


              ITEM 1       LEGAL


              ITEM 2       CHANGES IN SECURITIES AND USE OF PROCEEDS


              ITEM 3       DEFAULTS UPON SENIOR SECURITIES


              ITEM 4       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS


              ITEM 5       OTHER INFORMATION


              ITEM 6       EXHIBITS AND REPORTS ON FORM 8K

                          PART 1 FINANCIAL INFORMATION


ITEM 1      FINANCIAL STATEMENT


                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       FOR THE PERIOD ENDED APRIL 30, 2005


                                                                    THREE MONTHS
                                                                        ENDED
                                                                      APRIL 30,
                                                                        2005
                                                                     ----------
      Current Assets
                 Cash                                                    41,784
                 Allowance For Bad Debt                                    --
                 Accounts Receivable                                     33,325
                 Total Other Current Assets                               5,030

      Total Current Assets                                               80,139
                                                                     ==========


      Property and Equipment
                 Computer Equipment                                      58,582
                 Furniture and Fixtures                                    --
                 Vehicles                                               120,747
                 Accumulated Depreciation                               (78,385)

      Total Fixed Assets                                                100,944
                                                                     ==========
      Other Assets
                 Total Deposits                                            --


TOTAL ASSETS                                                            181,082
                                                                     ==========

LIABILITIES & EQUITY
     Accounts Payable                                                   432,352
     Accounts Payable  Stockholder                                         --
     Other Current Liabilities
         Other  Credit Cards                                             36,125
         Payroll Liabilities                                            497,340
         Current Portion  L/T Debt                                       23,213
         Deferred Salaries                                              111,773
         Wages Payable                                                   81,209
         Notes Payable (3/4)                                            698,408
         Notes Payable (Settlements)                                    195,790
         Accrued Interest Payable                                       149,836
         Accrued Expenses                                                35,530
         Total Deferred Revenue                                          53,810
         Sales Tax Payable                                               15,086
         Contingencies (6)                                              160,000
     Total  Current Liabilities                                       2,490,472

     Long Term Debt  Net of Current Portion
         Notes Payable  L/T Debt                                         60,194
         Convertible Debentures (5%)                                       --
         Notes Payable  L/T  Equipment                                   12,872
         Stock Warrants Issued                                             --
       Total Long Term Liabilities                                       73,067
         Total Liabilities                                            2,563,539

     Equity
       Retained Earnings                                             (7,788,426)
       Common Stock Escrow Settlements (5)                               11,841
       Paid in Capital /Common Stock Escrow Settlements (5)           1,545,233
       Capital Stock                                                  4,542,557
       Net Income (LOSS)                                               (693,663)

     Total Equity                                                    (2,382,457)

TOTAL LIABILITIES & EQUITY                                              181,082


                 See Notes to consolidated financial statements

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 THREE MONTH AND NINE MONTH ENDED APRIL 30, 2005

                                   (UNAUDITED)



                                                 Three months       Nine months
                                                    ended              ended
                                                  4/30/2005          4/30/2005


                       Ordinary Income/Expense


Income
  License Revenue                                    10,994           163,431
  Software Licenses  Others                            --                --
  Reseller Fees                                        --                --
  Product Revenue                                      --              83,161
  Product(H/W&S/W) Revenue                             --               4,484
  Annual Support Maintenance                         25,043            74,425
  Professional Services                              26,550           142,680

Total Income                                         62,587           468,201
                                                 ==========        ==========
  Cost of Goods Sold
    Delivery Services                                19,055           106,129
    Product (H/W)                                    (7,995)           (4,053)
    Finders Fee                                        --                --
    SubContractors (Consultants)                       --              10,000
    COGS  Other Product Licenses                       --                --
    Commission Income                                  --               9,539
  Total Cost of Goods Sold                           11,060           121,615

Total COGS

Gross Profit                                         51,527           346,586
       Sales & Marketing
       Sales Salaries                                40,616           144,569
       Commissions                                     --               4,715
       Marketing                                     (6,500)            2,743

    Total Sales & Marketing                          34,116           152,026

Total G&A Expense                                   389,309           901,296

Total  Expense                                      423,425         1,053,321

Net Ordinary Income (loss)                         (371,897)         (706,735)

 Other Income/Expense
    Other Expense
       Depreciation Expense                           9,675            31,845
       Interest Expense                            (108,235)          (51,009)
       Interest Income                                 --                  (2)
       Other Expense                                   --                --
       Other Income                                    --                --
       Loss on Sale of Assets                          --               6,092

     Total Other (Income) Expense                   (98,561)          (13,073)

 Net Other Income                                    98,561            13,073

 Net Income                                        (273,337)         (693,663)

    Net Loss

                   Weighted average number of shares of common
                                stock outstanding

                                 Loss per share


                 See Notes to consolidated financial statements

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE PERIOD ENDED APRIL 30, 2005 AND 2004
                                   (UNAUDITED)



                                                     Nine months     Nine months
                                                        ended           ended
                                                      4/30/2005       4/30/2004


OPERATING ACTIVITIES
    Net Income (loss)                                  (693,663)    (2,043,788)
    Net cash provided by Operating Activities:         ( 92,004)       469,568
    Common stock issued for services                       --             --
    Total Adjustments                                      --             --



INVESTING ACTIVITIES
Net cash provided by Investing Activities                37,938        (54,005)

FINANCING ACTIVITIES
Net cash provided by Financing Activities               779,274      1,634,294


      Net cash increase for period                       31,545          6,069

      Cash at beginning of period                        10,239         40,172


Cash at end of period                                    41,784         46,241


                 See Notes to consolidated financial statements

                          NOTES TO FINANCIAL STATEMENTS
                         for Period Ended April 30, 2005

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


Note 2 - Going Concern:
-----------------------
As shown in the accompanying financial statements, the Company has sustained a net loss of $273,337.00 for the three months ended April 30, 2005. As of the same period, the Company is in default on certain notes payable, payroll taxes and other payables. As a result, cash currently available is not sufficient to support the Company's operations through the end of the calendar year. In order to meet the cash requirements for the remainder of the year, the Company needs to raise more capital through public or private financing. At the present time, the Company does not know if additional financing will be available or, if available, whether it will be available on terms acceptable to the Company or in the best interests of stockholders. If the Company is able to raise capital in the future, it is probable that it will result in substantial dilutions to stockholders and will be obtained at a substantial discount to the market price of the Company's Common Stock. These factors create substantial doubt as to the Company's ability to continue as a going concern.

The Company continues its efforts to complete the necessary steps in order to meet its cash flow requirements throughout the fiscal year 2005 and to continue the development and commercialization of its products and services. Management's plans in this regard include, but are not limited to, the following:

     1. The Company has continued to raise capital to address its cash flow issue. The Company is also seeking solutions by way of bridge note or notes to fund the Company's cash needs. Although there can be no guarantee the Company can raise the necessary funds to cash flow its business, its management has undergone cost cutting measures operationally during the reporting quarter. The management believes its going forward business plan and strategic direction will improve the Company's cash flow problems.

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

Note 3 - Notes Payable:
-----------------------
Notes payable at April 30, 2005 consisted of the following:


--------------------------------------------------------------------------------------------------- ------------------
Note payable for accrued wages; bearing interest at 6 percent; due and payable                               $49,908.
with interest at the earliest of (a) Company obtaining debt or equity funding greater than
$1,000,000 in a quarter or (b) Company earns revenues of $1,000,000 in a quarter.
--------------------------------------------------------------------------------------------------- ------------------
Note payable to a director of the Company                                                                   $408,500,
                                                                                                            ---------
--------------------------------------------------------------------------------------------------- ------------------
Note payable in the form of a Convertible Debenture in connection with financing activities for             $240,000.
                                                                                                            ---------
period ending April 30, 2005 - as previously reported on a 8K dated April 6 2005
--------------------------------------------------------------------------------------------------- ------------------
                                                                                                         $   698,408.
--------------------------------------------------------------------------------------------------- ------------------


Note 4 - Long-Term Debt:
------------------------
     For the period ended January 31, 2005 and April 30, 2005 the Long-term debt remains as reported from the audited financials at July 31, 2004 and 2003 consisted of the following:

                                                                                         2004              2003
                                                                                     -----------       -----------
   Capitalized leases dated January 2001; payable in 36 monthly installments of
     $249 including interest at approximately 20 percent; collateralized by office equipment costing $5,981; in default at July 31, 2004 reclassified
     to current notes payable (see Note 5).                                                  -          $      918
   Note payable to assignees of a former officer in redemption of 6,000,000 shares of common stock; interest at 5 percent; payable in three annual
     installments including interest beginning April 30, 2005                            395,000           395,000
   Note payable to assignees of a former officer and director for accrued salary; interest at 5 percent; payable in three annual installments
     including interest beginning April 30, 2005                                          31,450            31,450
   Notes payable dated August and October 2003; due in 60 monthly installments of $1,873 including interest at 6.98 percent; secured by vehicles costing
     $120,747.                                                                           101,907               -
   Note payable dated March 2003; payable in 36 monthly installments of $203 including interest at approximately 20 percent collateralized by office equipment costing $4,981; in default at July 31, 2004 reclassified to
     current notes payable (see Note 5).                                                     -               4,899
   Note payable dated June 2003; payable in 36 monthly installments of $129 including interest at approximately 20 percent; collateralized by office equipment costing $3,173; in default at July 31, 2004 reclassified to
     current notes payable (see Note 5).                                                     -               3,173
   Note payable dated June 2003; payable in 48 monthly installments of $128 including interest at approximately 20 percent; collateralized by office equipment costing $3,883; in default at July 31, 2004 reclassified to
     current notes payable (see Note 5).                                                     -               3,883
                                                                                     -----------       -----------
                                                                                         528,357           439,323
   Less current portion                                                                 (165,363)           (4,075)
                                                                                     -----------       -----------
                                                                                    $    362,994      $    435,248
                                                                                     ===========      ===========


At July 31, 2004, long-term debt is due in aggregate annual installments as
---------------------------------------------------------------------------
follows:
--------

          Year ending July 31,
                  2006                           $ 165,188
                  2007                             166,848
                  2008                              26,480
                  2009                               4,477
               Thereafter                              -
                                              ------------
                                             $     528,357

Note 5 - Shares Outstanding:
----------------------------
During the period ended April 30, 2005, the Company did not issue any shares through equity investments, employee stock options, incentive options and warrants. For the period ended July 31, 2004 the Company had 42,589,940 shares issued and outstanding. For the period ended January 31, 2005 the Company had 48,451,882 shares issued and outstanding.

As of the date of this filing, the Company has issued $225,000 in principal amount of its 8% convertible promissory notes (the "Notes") to various accredited investors (each an "Investor" and collectively the "Investors"). The Notes are convertible, at the Investor's option, into shares of the Company's Common Stock at a per share conversion price equal to the lesser of (i) $0.0077 (the "Closing Date Conversion Price"), or (ii) the average of the three lowest closing bid prices for the ten trading days preceding the conversion date. In connection with the issuance of the Notes, the Company issued to the Investors five-year common stock purchase warrants (the "Warrants") to purchase the number of shares of Common Stock which would be issued on the closing date assuming the conversion of all of the outstanding Notes on the closing date at the Closing Date Conversion Price. The exercise price of the Warrants is equal to the Closing Date Conversion Price. Therefore, the conversion of all of the Notes would require the Company to issue a minimum of 45,354,491 shares of Common Stock and the exercise of all the Warrants would require the Company to issue 45,354,491 shares of Common Stock.

As of the date of this filing, the Company to satisfy its obligations to certain old investors, vendors, services providers and other creditors (collectively, the "Stakeholders"). Over the past three months as part as an overall reorganization process, the Company has entered into a number of settlement and release agreements with certain old investors, vendors, services providers and other creditors (collectively, the "Stakeholders") whereby the Company has agreed, in consideration of the release of all claims held by the Stakeholders, to issue 121,000,000 shares of Common Stock to the Stakeholders.


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

REVENUES
Our revenues primarily comprise of licensing and services fees, which we recognize as revenue when the product or services are provided to the client. The unaudited consolidated financial data; is provided for comparative purpose only and does not claim to be indicative of the actual financial position and goodwill, or results of the Company's carry forward operations.

Revenues for the period ended April 30, 2005 was $62,587.00 representing a decrease of 39% from $102,264 for the period ended January 31, 2005. The Companies deferred Revenues for the same periods was $53,810.00 to $54,276.00 respectfully. Total Net losses for the three-month period ending April 30, 2005 was $273,337.00 compared to $258,711 for the previous three months ended January 31, 2005.

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

General and Administrative (G&A) for the three-month period ended April 30, 2005 was $389,309.00 consisting primarily of compensation, Professional fees including both legal and accounting, costs associated with Securities agreements and compliance reporting. We expect our general and administrative expenses to decrease as a percentage of our annual revenues in the future if and as revenues increase.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2005, the Company had assets and liabilities of $ 181,082. Our independent auditors, who audited our financial statements for the period ended July 31, 2004, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholders' deficit. In response to these issues, the Company has continued its cost cutting measures and balance sheet clean up for periods ending July 31, 2004, October 31, 2004 and January 31, 2005 and April 30, 2005.


RISK FACTORS


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


We have incurred and reported significant recurring net losses which endanger our viability as a going-concern and caused our independent registered public accounting firms to issue a "going concern" explanatory paragraph in their reports in connection with their audits of our financial statements for the years ended July 31, 2004 and 2003.




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

We continue to incur substantial losses
We incurred a loss in the quarter ending April 30, 2005 of $273,337.and our cumulative losses for the nine months period ended April 30, 2005 is $693,663.

In the past we depended upon a limited number of customers.
The Company use to depend upon a limited number of customers in the period ended July 31, 2004, and prior. The Company has taken great strides to minimize that risk beginning on August 1, 2004, going forward. The Company anticipates going forward it will continue to garner diverse customers, as it has continued to do this fiscal year. Furthermore the Companies channel/partnership model is beginning to show an increase in activity and lead generation for the enterprise. The Company believes this will assist its sales model for future growth and minimize any possible customer churn going forward.

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

As of April 30, 2005, our founders, officers and directors own a significant percentage of the Company's common stock on a fully diluted basis. In addition, our employees own additional shares and rights to acquire shares. Their interests could conflict with yours; significant sales of stock held by any or all of them could have a negative effect on our stock price; shareholders may be unable to exercise control. As a result, the founders, officers and directors will have significant ability to: (1) elect or defeat the election of our directors; (2) amend or prevent amendment of our articles of incorporation or bylaws; (3) effect or prevent a merger, sale of assets or other corporate transaction; and control the outcome of any other matter submitted to the stockholders for vote.

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

Employees


During the period ended April 30, 2005 the Company had eight (8) employees and four (4) consultants, representing another quarter of sustained operational head count, as part of the Company's 2005 fiscal re-alignment and cost-cutting measures and subsidiary restructuring.


Of these, eight employees the Company have broken them down into their respective subsidiaries as below:

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of July 31, 2004 audited financials and April 30, 2005 unaudited financials, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act), are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.


During the quarter ended April 30, 2005 , there were no changes in our "internal" controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDING


The Company is involved in the following legal proceeding and claim incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, will not have a material adverse effect on its financial position or results of operations.

The Company previously reported in its quarter report ending January 31, 2005 that a former Director of the Company on June 11th 2004 filed a claim with American Arbitrators Association for services under a consulting agreement dated January 2003 for $350,000.00. To date the Company has defended such claim in cooperation with the American Arbitrators Association and has adjourned the hearing until April 2005. As of April 30, 2005 the former Director of the Company withdrew his case with the American Arbitrators Association. Based on the preliminary discovery with the Former Director, the Companies management and legal council do not believe this claim has merit to withstand any further legal proceedings going forward.

The Company does not have any further legal proceedings

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

The Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005 is hereby incorporated herein by reference.

Certain Relationships and Related Transactions

See Item 5.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

On May 13, 2005, A. Christopher Johnson, a member of the Board of Directors and the Company's Chief Executive Officer, entered into a settlement and release agreement whereby he will be issued 35,000,000 shares of Common Stock pending the effectiveness of the Information Statement described in Item 4 below in final consideration of his release of all claims relating to approximately $500,000 lent to the Company in the past.

ITEM 4    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 14, 2005, the Company filed with the Securities and Exchange Commission a preliminary Information Statement which is hereby incorporated by reference (the "Information Statement").

ITEM 5    OTHER INFORMATION

Subsequent Events of Operations

During the reported period, the Company's management team has continued to evaluate its overall business and subsidiaries, Mobile Reach Technologies, Inc., Mobile Reach Solutions, Inc. and Mobile Reach Technologies, GmbH. As a result the management and Board of Directors utilized such information as revenue projections, capital needs and market analysis of its competitors. The company and its auditors had to make a determination of the Company potentially accepting any further liability by closing any one of its subsidiaries.

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

The Company continues to operate its business under these findings and is committed to focusing its operations on its founding subsidiary Mobile Reach Technologies, Inc.


Change In Company's Board and Management Team

During the period ended April 30, 2005 the Company entered into an employment agreement with its Chief Executive Officer on April 28, 2005; filed in Current Report Form 8K on May 3,, 2005. The Company did not make any other changes to its Board of Directors (the "Board") or management team.


Other Information

The above settlements have specific conditions of which require shareholder approval, the Company believes receiving such approval will not adversely effect it settlement positions and execution of such settlements.

During the current reporting period the Company obtained a Director and Officer insurance Policy.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports

          Reports on Form 8-K filed with the Securities and Exchange Commission on February 18,, 2005, April 6, 2005 and May 3, 2005.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


Date: June 14, 2005                         /s/  Alan Christopher Johnson
                                            ----------------------------------
                                                 Alan Christopher Johnson,
                                                 President and
                                                 Chief Executive Officer