Form 10KSB
period 2005-07-31
MOBILE REACH INTERNATIONAL INC
filed 2005-11-15
CIK 1069322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB
 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               [X]  Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     For the fiscal year ended July 31, 2005

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



                          2054 KILDAIRE FARM ROAD #353
                              CARY, NORTH CAROLINA                  27511
                     --------------------------------------        --------
                    (Address of principal executive offices)      (Zip Code)


                                 (919) 336-2500
                            -------------------------
                            Issuer's telephone number


         Securities registered under Section 12(b) of the Exchange Act:

    Title of each Class                Name of each exchange on which registered
          None                                            None

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
Yes     No
   -----  -----

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the Issuer's common stock, $.0001 par value per share, as of July 31, 2005 was 2,394,639 shares.

                                Table of Contents

                                                                            Page
Part I

      Item 1:  Business                                                       3

      Item 2:  Properties                                                     8

      Item 3:  Legal Proceedings                                              8

      Item 4:  Submission of Matter to a Vote of Security Holders             9


Part II

      Item 5:  Market for Registrants Common Equity and Related
               Stockholders Matter                                            9

      Item 6:  Selected Financial Data                                       10

      Item 7:  Management Discussion and Analysis of Financial
               Condition and Results of Operations                           11

     Item 7A:  Quantitative and Qualitative Disclosure about
               Market Risk                                                   16

      Item 8:  Financial Statements and Supplementary Data                   16

      Item 9:  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                           17

     Item 9A:  Controls and Procedures                                       17

     Item 9B:  Other Information                                             17


Part III

     Item 10:  Directors and Officers of the Registrant                      17

     Item 11:  Executive Compensation                                        19

     Item 12:  Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters                20

     Item 13:  Certain Relationships and Related Transactions                21

     Item 14:  Principal Accounting Fees and Services                        21


Part IV

     Item 15:  Exhibits, Financial Statement Schedules, and
               Reports on Form 8K                                            22

                                     PART I


ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report about future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in any forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors listed in "Risk Factors".

In some cases, forward-looking statements can be identified by the use of words such as "may", "will", "should", "could", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases.

Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither the Company nor anyone else assumes responsibility for the accuracy or completeness of forward-looking statements. The Company is under no duty to update any of its forward-looking statements after the date of this Annual Report. The reader should not place undue reliance on forward-looking statements.

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

     MRT was incorporated in North Carolina in July 2000, the Registrant continues to conduct the business according to plan prior to the share exchange. MRT has developed and sold mobile technology and services for information systems and communications networks. In late 2000, MRT acquired its wholly-owned subsidiary, Mobile Reach Technologies, GmbH ("MRT-Germany"), which is located in Germany, to market the Company's products and services to the European market. As of the end of the July 31 2005 the Company no longer operates the German subsidiary of MRT.

     On December 17, 2003 Mobile Reach International, Inc. entered into an Agreement of Plan of Merger with Waves Consulting Group, Inc. by and between MRI Acquisitions Corp. As a result, Waves Consulting Group became a wholly owned subsidiary of the Company.

     In November, 2004 the Company's board voted in favor of closing the operations of Mobile Reach Solutions, Inc. a wholly owned subsidiary of Mobile Reach International, Inc. Working capital necessary to run the business was not available to the Company to successfully operate the subsidiary. The board resolved it was in the best interests of the shareholders to focus its business efforts on Mobile Reach Technologies its sole remaining subsidiary. Furthermore, the Company is continued its efforts and dissolutions of its Germany Subsidiary of MRT. The Company does not anticipate any losses on this discontinuation other than losses from operations incurred in the regular course of business after July 31, 2005.

     On July 28, 2005 the Company affected an 80 to 1 reverse split of its common shares and the Company's symbol effectively changed from MBRI to MOBR on the Over-the-Counter Bulletin Board.

     On August 23, 2005, the Company, Objective Spectrum, Inc. ("Objective Spectrum") and the shareholders of Objective Spectrum (the "Shareholders") entered into Agreement And Plan Of Merger whereby the Company acquired all of the issued and outstanding common stock of Objective Spectrum (the "Shares"). In consideration of the Shares, the Company issued to the Shareholders 375,000 unregistered shares of the common stock of the Company.

     The Company conducts all its business through its subsidiaries. Since November 2004 the only operating subsidiary is Mobile Reach Technologies, Inc. ("MRT") The Company, and or its subsidiaries are hereafter collectively referred to as the Company or Mobile Reach or the Registrant.

Mobile Reach Technologies - Business

     The Company began selling products and services in mid 2000 as a mobile solution provider under the name Mobile Reach Technologies, Inc. The Company's products and services were based on one of the leading enterprise platforms, called Remedy Action Request System, a Service Management solution. Today, Mobile Reach has expanded its goals and offerings. The Company's expanded business model is to deliver the products and services customers require to deploy enterprise-wide solutions to its businesses.

     Mobile Reach is the recognized leader for providing IT Asset Management solutions on bar code scanners to enterprises and government entities. The Company's mission is to exploit this leadership position to become the world's leading provider of location-based mobility software.

     The Company has fully developed proprietary software that performs a function for enterprises and government agencies wishing to access critical data directly at the point of activity. The Company has many well known and satisfied customers including some of the largest Fortune 100 companies.

     The Company delivers expertise and experience in providing completely automated workflow solutions to enterprises and government agencies on a world-wide basis. This includes consultation, engineering of customized solutions for specific tasks, creation of associated polices and procedures, implementation of a system of hardware and/or software to accomplish the task, integration into existing systems and operations, training of users and maintenance of the completed project.

Products

The primary product offered by the Company is branded with the name Splitware.

     The primary use of the Company's Splitware product is to:

          - Automate and standardize the process of disseminating and entering critical time-sensitive information to mobile workers in both the enterprise and in government agencies.

          - Make available location, navigation and tracking information to both the mobile worker and the central control systems.

While the Company's technology is integrated into critical operations in the medical and transportation industries, the Company is currently focused on the IT Infrastructure Management industry.

IT Infrastructure Suite

     IT Infrastructure offers the leading Mobile IT Service Management Suite to both enterprise and government agencies. This suite of highly flexible mobile applications takes a uniquely integrated approach to automating IT service and support. Each application in the suite is a complete solution that can be implemented independently for quick return on investment (ROI) but that ultimately function together to deliver business-IT alignment.

     Demand for the Company's Splitware product is from enterprises and government agencies that need to improve the management of critical IT infrastructure is on the rise due to compliance regulations from Sarbanes-Oxley. The Company believes this product suite will strengthen as all business sectors implement all areas of Sarbanes-Oxley, of which IT infrastructure is high on many customers needs list.

Healthcare Suite

     Healthcare offers the leading mobile healthcare applications to both healthcare institutions. This suite of highly flexible mobile applications takes a uniquely integrated approach to automating common caregiver information needs.

     To date, the Company has focused solely on the needs of one healthcare customer, Duke University Health System. Three primary solutions have been provided and used by caregivers at Duke:


Public Safety

     Public Safety is in the formulation stage. Several substantial opportunities have been identified with significant revenue/profit potential. The opportunities identified enhance the effectiveness and efficiency of personnel and officials belonging to law enforcement agencies, fire departments, border and transportation security agencies, emergency management departments and other public safety organizations.

Software

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

     Currently, the Company has an agreement with Remedy Corporation to market and integrate its mobile platforms with the Remedy Action Request System. The Company's management team is beginning conversations with other enterprise and mobile operators, but has no agreement with such companies to date.

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


Sales & Marketing

     The Company's accounts receivable for the period ended July 31, 2005, decreased by $270,851 to 57,708 compared to $328,559 for the twelve month period end July 31, 2004. The decrease in the Company's accounts receivable is attributed to the Company re-aligning its operating subsidiaries and solely focusing its efforts on its core product offering of Mobile Reach Technologies
(MRT). See the Management Discussion and Analysis for additional notes.

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


Employees

     During the period ended July 31, 2005 the Company re-aligned its employees as part of both a cost cutting measure and subsidiary restructuring. The Company reduced its workforce from 21 employees at the beginning of its Fiscal 2004 down to 12 for the period ending July 31, 2005.

The Company has broken down each employee under the following subsidiary below:

Nine work directly within Mobile Reach Technologies, Inc., as follows:

     -    One in Management & Administrative
     -    Two in Sales and Marketing
     -    Four in Development and Technology
     -    Two Consultants

     The balance of the Company's employees (three), work for the parent company, Mobile Reach International, Inc. as executives and administrative.

     The Company owes its employees approximately $261,865 of accrued salaries and expenses. Raising capital and generating revenue to pay accrued salary and future salaries of current and future employees will be necessary to retain and recruit the personnel the Company requires to achieve its goals.

Reliance on Key Personnel and Consultants

     The Company is currently dependent upon its senior management, board of directors and consultants, the loss of any of which may significantly affect the performance of the Company and its ability to carry out the successful development and commercialization of its software products and services. Failure to retain management, directors and consultants or to attract and retain additional key employees with necessary skills could have a material adverse impact upon the Company's growth and profitability. The Company may be required to recruit additional software development personnel, and expand its sales force and customer support functions as well as train, motivate and manage its employees. The Company's ability to assimilate new personnel will be critical to its performance. Competition for qualified software development personnel and other professionals is expected to increase. There can be no assurance that the Company will be able to recruit the personnel required to execute its programs or to manage these changes successfully.

Product Defects

     The Company's complex software products may contain undetected errors or defects when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new software products after commencement of commercial shipments resulting in product recalls and market rejection of the Company's software products and resulting in damage to the Company's reputation, as well as lost revenue, diverted development resources and increased support costs

Potential Fluctuations in Quarterly Financial Results

     The Company's financial results vary from quarter to quarter based on factors such as the timing of significant orders and contract completions and the timing of new product introductions, delivery and professional services against contracts. Any significant fluctuation in revenue could materially adversely affect the Company. Operating results are difficult to predict and may fluctuate, which may contribute to fluctuations in our stock price

Effects of Restructuring Activities

     The Company reduced its workforce during the periods ending July 31, 2004 and July 31, 2005 and will continue to monitor the proper level of labor investment in future to manage expenses accordingly. There have been and may continue to be substantial costs associated with this workforce reduction related to 401K's, deferred salaries, and other employee-related costs and the Company's restructuring plan may yield unanticipated consequences, such as attrition beyond its planned reduction in workforce. This workforce reduction has placed an increased burden on the Company's administrative, operational and financial resources and has resulted in increased responsibilities for each of its management personnel. As a result, the Company's ability to respond to unexpected challenges may be impaired and it may be unable to take advantage of new opportunities.


ITEM 2.  PROPERTIES


     The Company does not own any real estate or land. In connection with the acquisition of Waves Consulting Group, Inc., The Company has certain obligations that are assets of its non operating subsidiary and its former President - specifically these vehicles were used primarily for servicing the Company's clients. See notes to financial statements and Management Discussion and Analysis for additional information.

     The Company had a long term lease for 12,000 sq ft. of office space at Regency Park in Cary North Carolina which it has occupied since November 1, 2003. Subsequent to the Company's fiscal year end, July 31, 2004, the Company settled the lease obligation and vacated the office, as part of its overall company restructuring. See note to financial statements and Management Discussions and Analysis for additional information.

     Since September 2004 the Company has been renting office space on a month to month basis of approximately 2400 sq ft. in the Research Triangle Park area of North Carolina.


ITEM 3.  LEGAL PROCEEDINGS

     During the year ended July 31, 2004, the Company had accrued $160,000 for consulting fees representing a tentative settlement reached in arbitration with a consultant. In April 2005, the claim went to arbitration and the Company was found to have no liability to the consultant. As a result of the arbitration, the Company recorded other income of $160,000 for the year ended July 31, 2005.

     During the period ended July 31 2005 the company still had an unsettled claim from a former employee for wages earned during 2002 in the amount of $49,000, reflected in the Company's financials as a note payable. Both parties have been in communication and are still in the process of attempting to settle the claim.

     On June 22 2005, a former vendor to Mobile Reach Solutions, Inc. entered into judgment for $57,739. The judgment pertained to orders in default, placed by Mobile Reach Solutions during the fiscal year ended July 31 2004. Prior to the judgment being entered into by Plaintiff, the Company and vendor attempted to settle the claim. As of the fiscal year end July 31 2005 the Company was not able to come to terms. As of the time of this report the vendor is still owed the full amount, plus interest.

     During the fiscal year ended July 31 2005 the Company defended itself against a claim from a vendor against Mobile Reach International, Inc. for advertising and related services in the amount of $17,199. The vendor claims has been recorded into the Wake County Courts as a judgment against Mobile Reach International, Inc.

     The Company has recorded an account payable at July 31, 2005 of $75,000 to terminate a lease for office space entered into in September 2003. Additionally, the Company recorded $34,000 of rent expenses in the forfeiture of rental security deposits in connection with this lease. The Company entered into an agreement for termination of these lease in October 2004 and a settlement for the related debt on June 20, 2005. The terms of the settlement agreement requires the Company to pay 15,888 in past due expenses and issue 181,250 shares of the Company's restricted common stock. At July 31, 2005 the $15,888 was included in the accounts payable.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fiscal year ending July 31, 2005. On June 27, 2005, the Company filed with the Securities and Exchange Commission a definitive Information Statement which is hereby incorporated by reference (the "Information Statement"). PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     The Company's Common Stock is quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers. From August 6, 2003 to July 28, 2005 Mobile Reach shares were listed under the symbol "MBRI". On July 29, 2005 the Company's symbol was changed to "MOBR" as a result of a 80 to 1 reverse split of its Common Stock described above. Prior to August 6 2003, the Common Stock of its predecessor, Asphalt, traded under the symbol "API."

     The following table shows the quarterly high and low bid prices and high and low ask prices for Mobile Reach common stock over the last three fiscal years, as reported on the OTC Bulletin Board. The most current close price to the filing date of this report of the company's common stock is on October 21, 2004 was $1.65 per share.



                                                              High       Low
Fiscal year ended
July 31, 2003
                                                              -----      -----
                       First quarter  (Aug, Sept, Oct)        $0.45      $0.17
                       Second quarter   (Nov, Dec, Jan)       $0.40      $0.11
                       Third quarter  (Feb, Mar. Apr.)        $0.25      $0.13
                       Fourth quarter  (May, Jun, Jul)        $1.01      $0.48


Fiscal year ending
July 31, 2004

                       First quarter                          $0.90      $0.13
                       Second quarter                         $0.65      $0.20
                       Third quarter                          $0.40      $0.20
                       Fourth quarter                         $0.30      $0.08


Fiscal year ended
July 31, 2005

                       First quarter                          $0.09      $0.03
                       Second quarter                         $0.06      $0.02
                       Third Quarter                          $0.04      $0.01
                       Fourth quarter                         $0.02      $0.01


     Post reverse of the Company's common stock, since the fiscal year end July 31 2005, the company's common stock has seen a high price of $3.00 and a low of $1.65 as of October 21 2005.

     As of July 31, 2005, there were approximately 750 holders of record of Mobile Reach common stock. The Company believes that since its reverse an undefined number of shares of its common stock are held in either nominee name or street name brokerage accounts. Consequently, The Company is unable to determine the exact number of beneficial owners of its common stock. According to ADP Shareholder reports and Depository Trust Records the total number of shareholders could be as high as 1300 as of fiscal year end July 31 2005.

     As of July 31, 2005, the Company has 587,500 issued and outstanding common shares of stock, and 1,808,939 to be issued. Of which, 7,959 are outstanding options.

     Under Rule 144 - a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year (including the holding period of any prior owner or affiliate) would be entitled to sell within any three-month period, a number of shares that does not exceed the greater of
(1)% of the number of shares of common stock then outstanding or (2) the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a Form 144 with respect to such sale. Sales under Rule

144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about the Company.

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

     As of July 31, 2005, the Company was in default of filing a registration statement for the holders of approximately 5,000,000 restricted shares of Common Stock of the Company. These holders are entitled rights to have the Company register these shares for resale. Under the Agreement, the Company was required to file a registration statement on or before July 31 2005.

     As of September 22 2005, the Company filed its registration statement and included up to 200% of the shares in connection with the notes, warrants and registration rights agreements. However, at the time of filing the Company registration statement remains non-effective. The Commission replied to the Company's submission requesting the Company's updated financials of the most recent fiscal year. The Company believes the financials from this report will fulfill the requirement of the commission for further consideration against the Company's registration statement.

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


ITEM 6.  SELECTED FINANCIAL DATA

     Set forth below is selected financial information of the Company for each twelve month period ending July 31, 2004 and 2005 respectfully. The selected annual financial information is derived from the Company's audited financial statements. The information below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" along with the financial statements and notes thereto.

     The Following table sets forth certain financial data for fiscal ending periods indicated as a percentage of total net revenues for Mobile Reach Technologies, Inc. only, the company's only operating subsidiary.

                                     Year Ended            Year Ended
                                    July 31, 2005         July 31, 2004
                                   ---------------       ---------------
Revenues                                 100%                 100%
Cost of Sales                              1%                  25%
                                   ---------------       ---------------
Gross Margin                              99%                  75%
                                   ---------------       ---------------
Operating expense
Research and development                  51%                  88%
Sales and Marketing                       42%                  71%
Administrative                            63%                 360%
                                   ---------------       ---------------
Total Operating expenses                 156%                 519%
                                   ---------------       ---------------
Operating Loss                            57%                 444%
                                   ---------------       ---------------


     The above table represents a comparison of Mobile Reach Technologies, Inc. operations year over year for the period ending July 31, 2004 and 2005. The seven month period ending July 31, 2003 was not compared as it did not represent a complete fiscal year for comparative purposes.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of the Company's business and results of operations in conjunction with the consolidated financial statements attached herein. The results shown in this 10-KSB are not necessarily indicative of the results it will achieve in any future periods.

     The Registrant Company conducts primarily all its business through its subsidiary, Mobile Reach Technologies, Inc. (MRT), The Registrant and its subsidiaries are also hereafter collectively referred to as the Company or Mobile Reach.

     The Company's future results of operations will be highly dependent upon the success of its software products and service offerings, specifically its Mobile Infrastructure Platform as well its accompanying Wizard Tools. The Company expects the license fees, services and royalties generated by these products and services to continue to constitute the majority of its revenue. The Company is seeing key signs in certain sectors maturing at a greater rate than expected, thus for the company intends to capitalize on these sectors and deliver best of breed mobility solutions. By executing against this verifiable traction, the company expects to garner the competitive advantage it was looking for with the specific sectors it markets.

     The Company sells its product and services directly to end-users and also markets and sells many of its products through multiple indirect channels, primarily resellers. For the twelve-month period ending July 31, 2005, the company derived its revenues from over 20 customers, of which approximately thirty-seven percent of the Company's sales were to three customers.


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

     Total revenue for the twelve-month period ended July 31, 2005 was $607,374 compared to $1,589,859 reported for the year ended July 31, 2004. Total Net loss for the twelve-month period ended July 31, 2005 was $970,881 or $0.97 per diluted common share, compared to $3,142,860, or $9.01 per diluted common share for the period ended July 31 2004. In the execution of its operational plan during the last fiscal year, the Company's management and Board of Director's were focused on a reorganization and evaluation of its overall business. Financing activities and the costs associated assisted and funded its operations.

Sources of Revenue

Revenues are derived from the sale of software licenses, services and maintenance as well as equipment (hardware). License and maintenance revenues are normally generated from licensing of our products to end-users and resellers. Service revenues are generated from consulting services sold to end-users and software subscription services provided to customers. As described below:

                                                 Year Ended         Year Ended
Sources of Revenue                              July 31, 2005      July 31, 2004
                                                -------------      -------------

Software Licenses, maintenance and support         405,796            591,193
fees

Professional Services                              113,913            132,225

Product sales (hardware)                            87,665            854,710
                                                 -------------     -------------
 Totals                                            607,374          1,589,859

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



QUARTERLY FINANCIAL PERFORMANCE DURING THE YEAR ENDED JULY 31, 2005

         The following table summarizes un-audited financial performance for each quarter of the Company's fiscal 2005 year for the Company and its subsidiaries.


                                                                       Quarter Ended

                                             ----------    ----------    ----------    ----------    ----------
                                                Total       July 31       April 30     January 31    October 31
                                             ----------    ----------    ----------    ----------    ----------
Net Revenues                                    607,374       139,174        62,587       102,264       303,349
Cost of Goods Sold                               68,419           724        11,060       (27,296)       83,931
                                             ----------    ----------    ----------    ----------    ----------
Gross Margin (profit/loss)                      538,955       138,450        51,527       129,560       219,418
                                             ----------    ----------    ----------    ----------    ----------

Operational Expenses
                  Sales and Marketing           226,540        74,515        34,116        51,778        66,131
           General and Administrative         1,319,395       299,243       398,983       335,358       285,811

                                             ----------    ----------    ----------    ----------    ----------
Total Operating Expenses                      1,545,935       373,758       433,099       387,136       351,942
                                             ----------    ----------    ----------    ----------    ----------


Loss from Operations                         (1,006,980)     (235,308)     (381,572)     (257,576)     (132,524)
                                             ----------    ----------    ----------    ----------    ----------

Other (Expense) Income
                     Interest expense          (104,798)     (155,807)      108,235       (28,135)      (29,091)
            Loss of Sales of Property           (19,451)      (19,451)         --            --            --
             Loss on disposal of unit            (7,641)       (7,641)         --            --            --
            Other Income (Settlement)           160,000       160,000          --            --            --
                         Other Income             7,989         7,989          --            --            --
                                             ----------    ----------    ----------    ----------    ----------
    Total Other Income (expenses)                36,099       (14,910)      108,235       (28,135)      (29,091)
                                             ----------    ----------    ----------    ----------    ----------
Net Loss                                       (970,881)     (250,218)     (273,337)     (285,711)     (161,615)



Liquidity and Capital Resources

     At July 31, 2005, the Company had current assets of $136,511 and current liabilities of $1,540,135. The independent auditors, who audited the financial statements for the period ended July 31, 2005, have expressed substantial doubt about the Company's ability to continue as a going concern given its recurring losses from operations, negative working capital and net stockholders' deficit.
In addition, the Company must deal with the litigation and claims described in
Item 3 of this Form 10-KSB under the heading "Legal Proceedings."

     In response to these issues, the Company raised $500,000 in convertible debentures during the fourth quarter of the fiscal year. Management believes it is imperative that the Company raise additional funds, to fund the Company's operations as well as its sales and marketing efforts; including the costs of compliance with the continuing reporting requirements of the Securities Exchange
Act of 1934, as amended, for the Company and its subsidiaries; or seek additional businesses to acquire as part of the Company's strategy. If no business can be found the Company's board of directors might be forced to look for other business models that represents the best chances for success to the company's shareholders. Such acquisition, reversal can not be guaranteed and no assurances can be given as to the success this may or may not have on the business currently.

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

                                       13

Effects of Foreign Currency Exchange Rates

     The Company derives a portion of its net revenue from international sales, historically through its international subsidiary and through a limited number of resellers. Over the past fiscal year the Company has had a direct relationship with its foreign customers and accepts payments directly in US funds, rather than historically relying upon its international subsidiary to do so. In the past, fluctuations in exchange rates could have caused the companies results to fluctuate when a translation of revenues and expenses denominated in other currencies into U.S. dollars. During the period ended July 31 2005 this was not the case. However, fluctuations in exchange rates may make our products more expensive to resellers or customers who purchase the companies products in U.S. dollars.

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

Our financial results for the twelve-month fiscal year ending July 31, 2005 show substantial losses and there is substantial doubt as to our ability to continue as a going concern.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuations of Mobile Reach International, Inc. ("the Company") as a going concern. However, the Company has sustained substantial operating losses for the years ended July 31, 2005 and 2004 of $970,881 and $3,142,860, respectively. The Company, as of July 31, 2005 is in default on certain notes payable, payroll taxes and other payables. In addition, the Company current liabilities exceed current assets by $1,404,074, and the Company has a stockholders' deficit of $8,759,323.

     In view of these matters, management has sought out additional investment to raise additional funds. However, no assurances can be given the Company will continue as a going concern without the successful completion of additional financing. The accompanying consolidate financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     We depend upon a limited number of clients. A significant portion of the Company's revenues during fiscal 2005 were derived of orders from a limited number of clients. The timing of receipt, fulfillment and deployment of orders from these limited clients is likely to cause significant fluctuations in our operating results, especially on a quarterly basis. Such factors as deferred revenues and traditional accounts receivables can and do directly impact the revenues quarter of quarter.

     We are dependent on certain key personnel, including members of our management team. The Company currently has a very small senior management team and is highly dependent on certain key individuals of this team. The operations would suffer significantly if some or all of these individuals were to terminate their relationship with the Company for any reason. Retaining and or replacing these relationships will become even more important as the Company grows. The Company cannot assure the investing public that it will be able to replace a key individual who terminates his or her relationship with the Company. The Company will utilize best practices in recruitment if and when it's necessary to replace key individuals. The Company does not have any key-man life insurance on its current employees.

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

     Our founders, officers and directors beneficially own approximately 32% of our stock on a fully diluted basis; their interests could conflict with yours; significant sales of stock held by any or all of them could have a negative effect on our stock price; shareholders may be unable to exercise control. In addition, employees of the Company own additional shares and rights to acquire shares. As a result, the founders, officers and directors will have significant ability to:

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A      See Financial Statements for any further comments


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


(1) Financial Statements

The following financial statements are included immediately following the signature page of this Form 10-KSB.

     Report of Scharf, Pera & Co., P.L.L.C, Independent Certified
     Public Accountants                                                       F1
     Balance Sheet as of July 31, 2005                                        F2
     Statements of Income for the years ended July 31, 2005 and
     July 31, 2004                                                            F3
     Statement of Stockholders' Deficit for the years ended
     July 31, 2005 and July 31, 2004                                          F4
     Statements of Cash Flows for the years ended July 31, 2005
     and July 31, 2004                                                        F5
     Notes to Financial Statements                                            F6

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DOSCLOSURES.

(i)  Not applicable.

(ii) The independent auditor's report on the consolidated financial statements for the year ended July 31, 2005 contained no adverse opinion, no disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.


ITEM 9A.  CONTROLS AND PROCEDURES.

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


ITEM 9B.  OTHER INFORMATION.

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

     The members of the Board of Directors and executive officers of Mobile Reach International, Inc. together with their respective ages are set forth below. The Company's' officers are elected by and serve at the designation and appointment of the Board of Directors.



        Name                       Age            Position
        ----                       ---            --------

 Alan Christopher Johnson (1)      37      Chairman, Director and
                                           Chief Executive Officer

 Brian R. Balbirnie (4)            34      Chief Financial Officer

 Mark Lloyd (2)                    40      Director, President,
                                           Chief Technology Officer

 Richard Rosenblum (3)             46      Director

 David Stefansky (3)               41      Director



Director Change in Controls


(1) - Served on the Board of the Company as a Director since inception. On August 6, 2004 Mr. Johnson became the interim CEO by Board consent until further notice.

(2) - Served on the Board of the Company as a Director since inception. Become President of the Company on October 2004.

(3) - Served on the board of the Company since October 2004.

(4) - Served as Chief Financial Officer since July 2005, previously the Company's Chief Operating Officer from December 2003 to July 2004, served as consultant from August 2004 to July 2005.

     Alan Christopher Johnson has been a member of our board of directors since inception, and became our Chairman and Chief Executive Officer in August 2004. Mr. Johnson was formally the Head Trader for Index Trading for CMT London, a firm he joined in March 1999 to set up trading operations on the LIFFE. Mr. Johnson has an extensive financial banking career that involves several international derivative trading firms. Prior to joining CMT, in 1996 he co-founded S & J Derivatives Trading GmbH, a market making firm in Germany that traded on the Deutshe Terminborse. Mr. Johnson established trading operations for major international banks in Japan and Germany. He has extensive risk management and trading skills in equity options, future options, fixed income options, market making, structuring derivative products and volatility trading. Previously, Mr. Johnson worked for BNP Securities in Tokyo Japan and was in charge of re-structuring the Nikkei Index trading operation.

     Mark Lloyd is a Director and our President and Chief Technical Officer. Mr. Lloyd founded Mobile Reach Technologies in 2000 as a mobile middleware company. He is responsible for understanding key mobility technology trends across mobile devices and wireless networks, and how these technologies can be effectively applied to deliver high-value solutions for Mobile Reach's clients. Mark works both internally with staff members to set technical direction, as well as directly with clients to identify areas where mobile and wireless technologies can provide true business benefit to them. Mr. Lloyd has several years of mobility experience including wireless device and network experience with Ericsson, Nortel & AT&T Bell Laboratories in a wide array of technologies including PDAs, SmartPhone, WAP Browsers, GSM digital cellular phones, dual-mode cellular phones and SS7 switching systems. In addition, Mr. Lloyd has a deep background in Software Processes and Object-Oriented development. In 1992, he founded a company which developed and commercialized a specialized CASE tool that enabled true Software Engineering via automated support of domain separation, graphical modeling & source code generation.

     Brian R. Balbirnie has been the Chief Financial Officer since July 19, 2005; previously Mr. Balbirnie served as Chief Operating Officer from December 2003 till July 31, 2004, responsible for the day to day operations, including all facets of SEC reporting. His duties include directing corporate compliance, investor relations as well as overseeing different business units. Before joining Mobile Reach Mr. Balbirnie was a vice president and managing director with Ivue Corporation and during his tenure, Mr. Balbirnie was involved in the design and beta of one of the industries first Internet Broadcast player-less technologies. Preceding Ivue, Mr. Balbirnie spent two years consulting with several telecommunications companies in the Tampa Bay area, including GCS Telecom and Target Television, assisting in operations and M&A to build strong stockholder values and exit strategies. Mr. Balbirnie attended St. Petersburg College majoring in Business Administration and Marketing.

     Richard Rosenblum has been a director since March 7, 2005. Since July 2004, Mr. Rosenblum has been a principal of Harborview Advisors, LLC, a firm that provides structuring and financing advice to publicly and privately held firms. From August 2004 through November 2004, Mr. Rosenblum was a Managing Director of Greenfield Capital Partners, LLC, a private investment banking firm. From July 2001 until July 2004, Mr. Rosenblum was a Managing Director of Investment Banking for vFinance Investments in New York, where he was responsible for advising, structuring and financing publicly and privately held companies. From July 2001 until July 2004, Mr. Rosenblum also served as Senior Managing Partner of ACP Advisors in New York, where he was responsible for advising and raising capital for emerging growth companies. From April 1999 until July 2001, Mr. Rosenblum was a Managing Director at Robb Peck McCooey Financial Services, Inc. in New York. Mr. Rosenblum also serves on the Board of Mobile Reach International, Inc.

     David Stefansky has been a director since March 7, 2005. Since July 2004, Mr. Stefansky has been a principal of Harborview Advisors, LLC, a firm that provides structuring and financing advice to publicly and privately held firms. From July 2001 until July 2004, Mr. Stefansky was a Managing Director of Investment Banking for vFinance Investments in New York, where he was responsible for advising, structuring and financing publicly and privately held companies.



Board of Directors; Election of Officers

All of our directors hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office.

Board Compensation and Committees

     Currently we do not have a policy in place to compensate our directors for board related activities until our financial condition improves. Our Audit Committee comprises Mr. Rosenblum as Audit Chairperson. No member of our board of directors has the level of experience required to be considered a financial expert for the purpose of Securities and Exchange Commission rules related to Audit Committees. Currently, Over-the-Counter Bulletin Board companies, such as ours, are not required to have an Audit Committee or a "financial expert."



Nevertheless, we are in the process of identifying people to add to our board of directors and will be seeking additional candidates for an Audit Committee that fits the commission's criteria of "Financial Expert".

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


ITEM 11.  EXECUTIVE COMPENSATION.

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

Executive Compensation Summary

     The following table sets forth the annual and long-term compensation for each of the past three fiscal years of each of (i) the Company's Chief Executive
Officer, and (ii) each of the Company's other executive officers, who were serving as of July 31, 2004 and whose annual compensation exceeded $100,000, (collectively, with the Chief Executive Officer, the "Named Officers"):



                                                Summary Compensation Table

--------------------------------------------------------------------------------------------------------------------------
                                          Annual Compensation (1)           Long-Term Compensation
                                          -----------------------           ----------------------
Name and Principal Position                                                 Restricted        Securities
                                        Stock                                 Stock           Underlying         Other
                                        Year (2)   Salary ($) (3)  Bonus     Awards(1)         Options        Compensation
                                        ----       ----------      -----  ---------------      -------        ------------

Alan Christopher Johnson                2005       $160,000(i)       -               -                 -                -
             Chief Executive Officer    2004                 -       -               -                 -                -
                                        2003                 -       -               -                 -                -


Mark J. Lloyd                           2005          $175,000       -               -                 -                -
         President & Chief Technical    2004          $120,000       -               -         1,088,792
                             Officer    2003           120,000       -               -                 -                -
                                        2002           118,850       -               -                 -                -


Brian R. Balbirnie                      2005          $105,000       -               -                 -                -
             Chief Financial Officer    2004          $160,000       -               -                 -                -
                                        2003           $70,000       -               -                 -                -


(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.

                                       19

(2) The fiscal year for 2002 was twelve-month period ended December 31, Fiscal year 2003 was a seven-month period ended July 31, 2003. Fiscal 2004 was twelve month period ended July 31, 2004; Fiscal 2005 was twelve month period ended July 31, 2005.

(3) The salary for the seven-month fiscal year 2003 represents the annualized salary that would have been paid during a 12-month year.

(i) Deferred Salaries - named executive has not taken compensation from the first date of employment agreement. Named executive has the option to convert salaries from compensation into Companies Common shares during his employment with the company.


     On April, 2005, the Company and A. Christopher Johnson entered into an employment agreement, effective as of April 1, 2005, pursuant to which Mr. Johnson shall remain as the Chief Executive Officer of the Company shall be paid an annual salary at the rate of $120,000. Mr. Johnson's salary is scheduled to increase to $175,000 in the event the Company closes a financing with proceeds to the Company in excess of $1 million. At his election, Mr. Johnson may convert any accrued but unpaid salary into incentive stock options to purchase shares of the Company's common stock at an exercise price equal to the closing price (on the principal exchange on which the common stock is traded) of the common stock on the business day immediately preceding the date of conversion. The agreement further provides that if Mr. Johnson's employment is terminated other than for cause (as defined in the employment agreement), he will be entitled to receive an amount in cash equal to three months' base salary plus benefits for such period.

     Mark J. Lloyd, President and Chief Technology Officer, is entitled to receive a base salary of $175,000 per year under his Employment Agreement. However, due to the financial condition of the Company, Mr. Lloyd has been deferring his salary at a rate of $4,583.00 per month, since April 2004. Upon the closing by the Company of financing rounds totaling over $2 million, Mr. Lloyd's base salary will increase to $175,000 per year. In such an event, Mr. Lloyd will also receive a bonus equal to 12.5% of the net sales received by the Company on certain of its contracts. Mr. Lloyd will also receive a cash bonus equal to $93,600 upon the earlier to occur of the closing by the Company of financing rounds totaling over $2 million or December 31, 2003. In the event of termination of Mr. Lloyd's employment for any reason, Mr. Lloyd is eligible for a severance payment of $93,600 in lieu of the cash bonus mentioned in the preceding sentence, plus three months of his then-current salary. Mr. Lloyd is eligible for options under the Company's Equity Compensation Plan at the discretion of the Board.

     Brian Balbirnie, our Chief Financial Officer, receives a base salary of $105,000 per year. He currently does not have an employment agreement with us. Previously Mr. Balbirnie served as a consultant to the company and deferred compensation in the amount of $21,000.00. As of July 31, 2005, the amount is still owed and payable.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


     The following table sets forth information regarding the beneficial ownership of our common stock taking into account the stock dividend whose record date is July 31, 2005. The information in this table provides the ownership information for:

     o each person known by us to be the beneficial owner of more than 5% of our common stock;

     o    each of our directors;

     o    each of our executive officers; and

     o    our executive officers and director as a group.

     Beneficial ownership has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. Unless otherwise indicated the persons named in the table below have sole voting and investment power with respect to the number of shares of Common Stock of Mobile Reach International indicated as beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner is: Mobile Reach International, Inc., 2054 Kildaire Farm Road 353 Cary, North Carolina 27511.

            Name of                         Number of Shares       Percentage of
       Beneficial Owner                    Beneficially Owned       Outstanding
       ----------------                    ------------------       -----------
     Christopher Johnson                         540,243               9.26%
     Mark Lloyd                                  405,481               6.95%
     Brian R. Balbirnie                           56,250               0.96%
     Richard Rosenblum(1)                        462,611               7.35%
     David Stefansky(2)                          462,611               7.35%

     Officers and Directors as a Group         1,927,196              31.87%


(1) Includes 387,500 shares of Common Stock owed indirectly by Harborview Capital, 40,584 shares of Common Stock issuable upon exercise of warrants issued to Harborview Master Fund. Also includes 12,500 shares of Common Stock held by Harborview Capital Management, LLC ("Harborview") of which Mr. Rosenblum is a principal; Also includes 8,157 shares of Common Stock issuable upon exercise of warrants issued to Mr. Rosenblum in connection with the 8% convertible Debenture. Furthermore Mr. Rosenblum owns 749 shares of common stock issued for services in connection with a February 27(,) 2004 debenture.

(2) Includes 387,500 shares of Common Stock owed indirectly by Harborview Capital, 40,584 shares of Common Stock issuable upon exercise of warrants issued to Harborview Master Fund. Also includes 12,500 shares of Common Stock held by Harborview Capital Management, LLC ("Harborview") of which Mr. Stefansky is a principal; Also includes 8,157 shares of Common Stock issuable upon exercise of warrants issued to Mr. Stefansky in connection with the 8% convertible Debenture. Furthermore Mr. Stefansky owns 749 shares of common stock issued for services in connection with a February 27(,) 2004 debenture.

The total ownership in the table above represents officers and directors as a group based on a fully diluted basis of issued and outstanding, to be issued, options and warrants.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     One of our directors, (now current Chief Executive Officer) Alan Christopher Johnson part of a group, entered into a Secured Bridge Note dated May 31, 2004, a short term note payable and other financing documents for a total amount of $435,000. On January 31 2005 the Company, its management, board of directors and Alan Christopher Johnson agreed to convert the $435,000 into 840,000 shares of Preferred Series A stock at a ten for 1 conversion ratio. On May 20, 2005 the Company and Mr. Johnson agreed to converted and surrender the 840,000 preferred Series A shares, all outstanding warrants of 1,333,333 at $0.16 as well as any other options held for 33,500,000 common shares of the Company.

     Other than mentioned herein, no director, senior officer or principal shareholder of the Company, or associate or affiliate of any of the foregoing, has any other material interest, direct or indirect, in any transaction or in any proposed transaction which has materially affected or will materially affect the Company from August 1, 2004 to July 31, 2005.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         The fees billed for accounting and related services for the periods ended July 31, 2005 and July 31, 2004 were as follows:


                             Fiscal 2005                  Fiscal 2004
                       ----------------------       ----------------------
Total Fees                    $ 65,360.                    $ 106,755.


Audit fees: Consists of fees related to professional services rendered in connection with the audit of our annual financial statements, the reviews of financial matters, including but not limited to compliance related activities, as necessary to comply with generally accepted auditing standards.

Tax fees: Consists of fees billed for professional services related to federal and state tax return preparation.

All other fees: Consists primarily of fees for a subscription to electronic filings and research materials.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.


(a) Exhibits

16.1                Letter of Independent Auditor. Incorporated by reference to
                    Exhibit 16.1 to the Company's Current Report on Form 8K

21.1                Subsidiaries

23.1                Consent of Independent Auditors

31.1                Certificate of Chief Executive Officer pursuant to Section
                    302 Certifications

31.2 Certificate of Chief Financial Officer pursuant to Sections 302 Certifications

32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the SarbanesOxley Act of 2002.

32.2 Certificate of Chief Financial Officer pursuant to Section 906 of the SarbanesOxley Act of 2002.


(b) Reports on Form 8-K

For the period ending July 31, 2005, the Company filed the following 8-K reports:




Items Reported                                      Date Filed
--------------                                      ----------

Current report, items 3.02, 5.02, and 5.03          26-Jul-2005
Current report, item 3.02                            8-Jul-2005
Current report, items 3.02 and 9.01                 13-May-2005
Current report, items 1.01, 3.02, and 9.01           3-May-2005
Current report, item 3.02                            6-Apr-2005
Current report, items 5.02 and 9.01                 18-Feb-2005
Current report, item 6                               9-Aug-2004

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MOBILE REACH INTERNATIONAL, INC.
                                            (Registrant)



                                            By:  /s/   Alan Christopher Johnson
                                               ---------------------------------
                                                       Alan Christopher Johnson
                                                       Chief Executive Officer
                                                       November 14, 2005


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                            By:  /s/   Alan Christopher Johnson
                                               ---------------------------------
                                                       Alan Christopher Johnson
                                                       Chief Executive Officer
                                                       November 14, 2005


                                            By:  /s/   Brian R. Balbirnie
                                               ---------------------------------
                                                       Brian R. Balbirnie
                                                       Chief Financial Officer
                                                       November 14, 2005


                                            By:  /s/   Mark J. Lloyd
                                               ---------------------------------
                                                       Mark J. Lloyd
                                                       President,
                                                       Chief Technology Officer
                                                       November 14, 2005


                                            By:  /s/   Richard Rosenblum
                                               ---------------------------------
                                                       Richard Rosenblum
                                                       Director and Audit
                                                       Committee Chairperson
                                                       November 14, 2005


                                            By:  /s/   David Stefansky
                                               ---------------------------------
                                                       David Stefansky
                                                       Director
                                                       November 14, 2005

EXHIBIT INDEX

The following documents are filed as part of this report:

    21.1            Subsidiaries

    23.1            Consent of Independent Auditors

    31.1 Certificate of Chief Executive Officer pursuant to Section 302 Certifications

    31.2 Certificate of Chief Financial Officer pursuant to Sections 302 Certifications

    32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the SarbanesOxley Act of 2002.

    32.2 Certificate of Chief Financial Officer pursuant to Section 906 of the SarbanesOxley Act of 2002.

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                -------------------------------------------------
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       YEARS ENDED JULY 31, 2005 AND 2004
                       ----------------------------------


                                                                           Pages


INDEPENDENT AUDITORS' REPORT                                                  F1


FINANCIAL STATEMENTS:

    Consolidated Balance Sheet                                                F2


    Consolidated Statements of Income                                         F3


    Consolidated Statement of Stockholders' Deficit                           F4


    Consolidated Statements of Cash Flows                                F5 - F6


    Notes to Consolidated Financial Statements                          F7 - F22

Board of Directors
Mobile Reach International, Inc. and Subsidiaries
Charlotte, North Carolina



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

     We have audited the accompanying consolidated balance sheet of Mobile Reach International, Inc. and Subsidiaries as of July 31, 2005, and the related consolidated statements of income, consolidated statement of changes in stockholders' deficit and consolidated statements of cash flows for the years ended July 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Reach International, Inc. and Subsidiaries as of July 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended July 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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




October 26, 2005

/s/  Scharf Pera & Co., PLLC
-----------------------------
     Scharf Pera & Co., PLLC
     Charlotte, North Carolina

                                      (F1)

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                -------------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  JULY 31, 2005
                                  -------------


                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                                              $    78,353
  Accounts receivable - trade                                            57,708
  Other assets                                                              450
                                                                    -----------


    Total current assets                                                136,511

PROPERTY AND EQUIPMENT - NET                                             74,920
                                                                    -----------

                                                                    $   211,431
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                                 $    23,038
  Notes payable                                                          88,759
  Accounts payable                                                      580,016
  Accrued expenses                                                      261,865
  Accrued taxes and withholdings                                        538,170
  Deferred income                                                        48,287
                                                                    -----------

    Total current liabilities                                       $ 1,540,135

LONG-TERM DEBT (net of current portion)                                  63,267

CONVERTIBLE DEBENTURES                                                1,025,000

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' DEFICIT:
  Preferred stock; $.0001 par value;
   100,000,000 shares authorized                                           --
  Common stock; par value $.0001; 500,000,000
    shares authorized, 585,700 shares issued
    and outstanding, 1,808,939 shares to be
    issued                                                            6,342,352
  Accumulated deficit                                                (8,759,323)
                                                                    -----------

                                                                     (2,416,971)
                                                                    -----------
                                                                    $   211,431
                                                                    ===========


                 See Notes to Consolidated Financial Statements

                                      (F2)

               MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
               -------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                   FOR THE YEARS ENDED JULY 31, 2005 AND 2004
                   ------------------------------------------



                                                        2005           2004
                                                     -----------    -----------
NET REVENUES:
    Software license, maintenance, and support
      fees                                           $   405,796    $   591,193
    Product sales                                         87,665        854,710
    Professional services                                113,913        132,225
    Other revenue                                           --           11,731
                                                     -----------    -----------
         Total revenues                                  607,374      1,589,859

COST AND EXPENSES:
    Cost of revenues                                      68,419        937,833
    Sales and administrative                           1,488,735      3,547,034
    Depreciation                                          39,635         46,548
    Bad debt expense                                      17,565         31,705
                                                     -----------    -----------
         Total cost and expenses                       1,614,354      4,563,120
                                                     -----------    -----------

LOSS FROM OPERATIONS                                  (1,006,980)    (2,973,261)
                                                     -----------    -----------

OTHER (EXPENSE) INCOME:
    Interest expense                                    (104,798)      (242,532)
    Contingency gain                                        --          105,000
    Net liabilities exceeding assets on
      acquisition                                           --          (22,148)
    Loss on sale of property                             (19,451)       (10,263)
    Loss on disposal of unit                              (7,641)          --
    Other income - litigation settlement                 160,000           --
    Other income                                           7,989            344
                                                     -----------    -----------
         Total other income (expenses)                    36,099       (169,599)
                                                     -----------    -----------

NET LOSS BEFORE INCOME TAXES                            (970,881)    (3,142,860)
                                                     ===========    ===========

INCOME TAX (EXPENSE) BENEFIT                                --             --
                                                     -----------    -----------

NET LOSS                                                (970,881)    (3,142,860)
                                                     ===========    ===========

NET LOSS PER SHARE - BASIC AND DILUTED                     (0.97)         (9.01)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  - BASIC AND DILUTED                                    996,728        348,646
                                                     ===========    ===========


                 See Notes to Consolidated Financial Statements

                                      (F3)



                           MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                           -------------------------------------------------
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                            -----------------------------------------------
                              FOR THE YEARS ENDED JULY 31, 2005 AND 2004
                              ------------------------------------------



                                             Common Stock
                                ---------------------------------------
                                Pre-reverse  Post-reverse
                                   Split         Split                   Accumulated
                                  Shares        Shares         Amount       Deficit         Total
                                -----------   -----------   -----------   -----------    -----------
Balances at July 31,2003         23,636,180       295,453   $ 3,321,288   $(4,645,582)   $(1,324,294)

Issuance of common stock          5,005,168        62,565     1,006,027          --        1,006,027

Issuance of stock as fee for
 services                           803,125        10,039        86,500          --           86,500

Issuance of stock in
 settlement of litigation           700,000         8,750        74,716          --           74,716

Issuance of stock on option
 exercise                         1,949,962        24,375         4,026          --            4,026

Issuance of stock on
 acquisition                      1,300,000        16,250          --            --             --

Net Loss                               --            --            --      (3,142,860)    (3,142,860)
                                -----------   -----------   -----------   -----------    -----------

Balances at July 31,2004         33,394,435       417,432     4,492,557    (7,788,442)    (3,295,885)


Issuance of stock in
 settlement of debt             158,168,686     1,977,109     1,849,795          --        1,849,795

Shares issued due to rounding
 on reverse split                      --              98          --            --             --

Net Loss                               --            --            --        (970,881)      (970,881)
                                -----------   -----------   -----------   -----------    -----------

Balances at July 31,2005        191,563,121     2,394,639   $ 6,342,352   $(8,759,323)   $(2,416,971)
                                ===========   ===========   ===========   ===========    ===========


                            See Notes to Consolidated Financial Statements

                                                 (F4)

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                   FOR THE YEARS ENDED JULY 31, 2005 AND 2004
                   ------------------------------------------


                                                        2005           2004
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                           $  (970,881)   $(3,142,860)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                        39,635         48,068
      Stock issued for compensation and fees             220,720        161,216
      Loss on disposal of equipment                       19,451         17,693
      Liabilities in excess of assets                       --           22,148
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable         270,851       (153,197)
      (Increase) in prepaid expenses                        (450)          --
      Increase in accounts payable                           499        669,120

      (Decrease) increase in accrued expenses,
       taxes & withholdings                              (93,389)       376,302
      (Decrease) increase in deferred revenue             (2,539)        50,214
                                                     -----------    -----------

         Net cash used in operating activities          (516,103)    (1,951,296)
                                                     -----------    -----------

Cash flows from investing activities:
    Proceeds from the sale of equipment                     --            4,730
    Purchases of property and equipment                     --          (46,223)
                                                     -----------    -----------

         Net cash used in investing activities              --          (41,493)
                                                     -----------    -----------

Cash flows from financing activities:
    Proceeds from issuance of notes payable              180,000           --
    Principal payments on notes payable                  (80,180)          --
    Proceeds from long-term debt                            --          605,000
    Principal payments on long-term debt                 (15,603)      (170,440)
    Proceeds from issuance of debentures                 500,000        525,000
    Proceeds from common stock issuance                     --        1,006,220
                                                     -----------    -----------

         Net cash provided by financing
          activities                                     584,217      1,965,780
                                                     -----------    -----------

Net increase (decrease) in cash                           68,114        (27,009)

Cash - beginning of year                                  10,239         37,248
                                                     -----------    -----------

Cash - end of year                                   $    78,353    $    10,239
                                                     ===========    ===========


                 See Notes to Consolidated Financial Statements

                                      (F5)

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                   FOR THE YEARS ENDED JULY 31, 2005 AND 2004
                   ------------------------------------------
                                   (continued)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------

                                                             2005         2004
                                                           --------     --------
Cash payments for:
  Interest                                                 $ 20,166     $  6,579

Cash received from:
  Interest                                                        2          215

Conversion of notes payable to common stock                 926,770         --

Conversion of long-term debt to common stock                396,450         --

Conversion of accrued interest to common stock              147,746         --

Conversion of accounts payable and accrued
 wages to common stock                                      388,579         --


Acquisition of Waves
  Assets assumed:
    Cash                                                   $   --       $  2,923
    Accounts receivable                                        --        143,194
    Inventory                                                  --          7,457
    Property and equipment - net                               --        127,494
                                                           --------     --------

                                                               --        281,068
                                                           --------     --------

  Liabilities assumed:
    Accounts payable                                           --         67,134
    Notes payable                                              --        109,024
    Long-term debt                                             --        110,965
    Accrued expenses                                           --         16,093
                                                           --------     --------

                                                               --        303,216
                                                           --------     --------

  Net liabilities in excess of assets assumed              $   --       $ 22,148
                                                           ========     ========


                 See Notes to Consolidated Financial Statements

                                      (F6)

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   FOR THE YEARS ENDED JULY 31, 2005 AND 2004
                   ------------------------------------------


Note 1 - Going Concern:
-----------------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Mobile Reach International, Inc. (the "Company") as a going concern. However, the Company has sustained substantial operating losses for the years ended July 31, 2005 and 2004 of $970,881 and $3,142,860, respectively. The Company, as of July 31, 2005, is in default on certain notes payable, payroll taxes and other payables. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2005, the Company's current liabilities exceed current assets by $1,404,074, and the Company has a stockholders' deficit of $8,759,323.

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



Note 2 - Business Combinations:
-------------------------------

     Mobile Reach International, Inc., a Delaware Corporation, was formed in July 2003. The Company completed a share exchange agreement with Asphalt Paving International, Inc. ("API") on July 30, 2003. Subsequently, the Company completed a share exchange agreement with Mobile Reach Technologies, Inc. ("MRT") (including its German subsidiary, Mobile Reach Technologies, GmbH) on July 31, 2003. Former stockholders of MRT received 231,547 shares of common stock of the Company, and the former stockholders of API received 63,906 shares of common stock of the Company. Due to the stockholders of MRT receiving the larger portion of the voting rights of the combined entity (Mobile Reach International, Inc.), the share exchange agreements and mergers have been treated as a reverse acquisition of API by MRT. The Company accounted for the acquisition of API as prescribed by the Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The Company did not record any amount for goodwill on the acquisition of API, because API had no assets or liabilities on the date of acquisition.


     Effective January 2, 2004, the Company completed a share exchange agreement with Waves Consulting Group, Inc. ("Waves"), which sells and services digital telecommunications and computer network systems. The Company exchanged 16,250 shares of restricted common stock for all the issued and outstanding common

                                      (F7)
stock of Waves. The Company accounted for the acquisition of Waves as prescribed by SFAS No. 141, "Business Combinations". The Company did not record any amount of goodwill for this merger. However, the Company did record an expense of $22,148 representing the amount that Waves' liabilities exceeded assets on January 2, 2004. The consolidated financial statements include the results from operations for Waves from January 2, 2004 to July 31, 2004. Subsequent to the acquisition, the Company changed this subsidiary's name to Mobile Reach Solutions, Inc. ("MRS").


     During the year ended July 31, 2004, management of the Company began the process of discontinuation of the businesses of Mobile Reach Solutions, Inc. and Mobile Reach Technologies, GmbH. The Company did not anticipate any losses on this discontinuation other than losses from operations incurred in the regular course of business.



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

     Reverse stock split:

         On July 29, 2005, the Company obtained written consent of its Board of Directors and the holders of a majority of its outstanding voting securities to effectuate a 1 for 80 reverse stock split. All share amounts and per share amounts have been retroactively restated to reflect the reverse stock split.

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

     Income taxes:

         The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

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

     Reclassifications:

         Certain amounts in the financial statements for the year ended July 31, 2004 have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

                                      (F9)

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

         Revenue from product sales is recognized when the product is shipped from suppliers to the customer. Customer prepayments for hardware products are classified as customer deposits.

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

     Accounting for stock-based compensation:

         Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related

                                     (F10)
interpretations. The Company provides the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" and related interpretations. Stock-based awards are accounted for under the provisions of SFAS No. 123, which allows the Company only to disclose the effects on net income or loss of the fair value of the options.

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

     Recent pronouncements:

         In November 2004, the FASB has issued FASB Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). The amendments made by SFAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS No. 151 will be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

         In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("SFAS No. 123R"). SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective beginning in the Company's first quarter of the 2006 fiscal year. The Company believes that the adoption of this standard will have no material impact on its financial statements.

         In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The statement is an amendment of APB Opinion No. 29, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

                                     (F11)

         In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "Accounting In Certain Investments In Debt and Equity Securities." EITF 03-1 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued.


         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.


Note 4 - Property and Equipment:
--------------------------------

     The principal categories and estimated useful lives of property and equipment at July 31, 2005 are as follows:

                                                                  Estimated
                                                                 Useful Lives
                                                                 ------------
   Computer equipment and software                $ 18,455          3 Years
   Automobiles & trucks                            120,747          5 Years
                                                 ---------
                                                   139,202
   Less: accumulated depreciation                  (64,282)
                                                 ---------

                                                $   74,920
                                                ==========

                                     (F12)

Note 5 - Notes Payable:
-----------------------

     Notes payable at July 31, 2005 consisted of the following:


   Note payable to a vendor dated February
     2005; due in eighteen monthly installments
     of $1,007 including interest at six percent.                        11,731

   Note payable to a vendor dated July 2005;
     due in eighteen monthly installments of
     $390 including interest at eight percent.                            6,153

   Note payable to a vendor dated December
     2004; due in six monthly installments of
     $2,836 including interest at eighteen
     percent, note is in default.                                        17,027

   Note payable to former employee and former
     owner of Waves dated December 2004; bearing
     no interest and no specified
     repayment terms.                                                     3,940

   Note payable for accrued wages; bearing
     interest at six percent; due and payable
     with interest at the earliest of (a)
     Company obtaining debt or equity funding
     greater than $1,000,000 in a quarter or
     (b) Company earns revenues of $1,000,000
     in a quarter                                                        49,908
                                                                    -----------
                                                                    $    88,759



Note 6 - Accrued Expenses:
--------------------------

     Accrued expenses at July 31, 2005 consisted of the following:



     Accrued salaries and wages                                     $   210,260
     Accrued interest                                                    33,600
     Accrued other expenses                                              18,005
                                                                    -----------
                                                                    $   261,865


     Accrued salaries and wages arise from the Company's inability to pay certain employees their full salaries and wages at certain periods throughout 2004, 2003, 2002 and 2001.


Note 7 - Accrued Taxes and Withholdings:
----------------------------------------

     Accrued taxes and withholdings at July 31, 2005 of $538,170 are comprised of employee withholdings, payroll taxes, interest and penalties. The Company is in arrears in remitting withholdings and payroll taxes as required by the Internal Revenue Service.


Note 8 - Long-Term Debt:
------------------------

     Long-term debt at July 31, 2005 consisted of the following:


   Notes payable dated August and October
     2003; due in sixty monthly installments of
     $1,873 including interest at 6.98 percent;
     secured by vehicles costing $120,747.                          $    86,305
                                                                    -----------
                                                                         86,305
   Less: current portion                                                (23,038)
                                                                    -----------
                                                                    $    63,267

                                     (F13)

     At July 31, 2005, long-term debt is due in aggregate annual installments as follows:

                          Year ending July 31,
                                  2006                              $    23,038
                                  2007                                   24,699
                                  2008                                   26,480
                                  2009                                   12,088
                               Thereafter                                  --
                                                                     -----------
                                                                    $    86,305
                                                                    ===========

Note 9 - Convertible Debentures:
--------------------------------

     In March 2004, the Company issued $525,000 of five percent convertible debentures that mature on March 15, 2007. The debentures were convertible into the Company's common stock at a conversion price of $0.16 per share. In an effort to entice the debenture holders from this series of debentures to invest in the second series mentioned later, the Company agreed to re-price the conversion feature and the warrants of the March 2004 issuance to $0.01 per share through a settlement agreement signed by all parties. All interest and penalties accrued through March 2005 on the five percent debentures was treated as additional paid-in capital on warrants issued with the March 2005 series debenture mentioned below. See Note 11 for further details. Interest accrued on debentures that are converted into common stock may be paid in cash or with common stock (conversion price $0.01 per share). In connection with the issuance of these debentures, the Company issued 12,202 common stock purchase warrants at the original exercise price of $0.32 per share. However, as part of the settlement agreement, these warrants were also re-priced to $0.01 per share. The warrants expire March 31, 2006 and no warrants were exercised at July 31, 2005.

     In March 2005, the Company began offering a second series of convertible debentures. This series required investors from the March 2004 series to invest a minimum of twenty percent over and above the value of their holdings in the March 2004 series. This series of convertible debentures mature April 27, 2007 and have an interest rate of eight percent. The debentures are convertible into the Company's common stock at a conversion price of $0.01 per share. Interest accrues from March 17, 2005 and may be paid in cash or in the Company's common stock at a conversion price of $0.01 per share. In connection with these debentures, the Company issued to the holders of the March 2004 five percent convertible debentures that invested additional funds an additional 202,046 common stock purchase warrants at an exercise price of $0.01 per share. Subsequent investors were issued 608,766 common stock purchase warrants at an exercise price of $0.0077 per share. These warrants expire April 27, 2010 and no warrants were exercised at July 31, 2005.


Note 10 - Stockholders' Equity:
-------------------------------

     In November 2004, the Company obtained written consent of its Board of Directors and the holders of a majority of its outstanding voting securities to raise the authorized amount of common stock shares from 50,000,000 to 500,000,000 shares and raise preferred stock shares authorized from 10,000,000 to 100,000,000.

                                     (F14)

     On July 29, 2005, the Company obtained written consent of its Board of Directors and the holders of a majority of its outstanding voting securities to effectuate a 1 for 80 reverse stock split. The reverse stock split did not change the number of authorized shares or the par value of the Company's common stock. Except for changes as a result of the treatment of fractional shares, each shareholder holds the same percentage of common stock outstanding immediately following the reverse split as such shareholder had immediately prior to the reverse stock split. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

     In June 2005, the Company settled debt to a vendor of $32,612 with 181,250 shares of the Company's restricted common stock.

     In May 2005, the Company settled $19,250 in debt to consultants and employees with 255,428 shares of the Company's restricted common stock. The debt consisted of $8,000 in deferred wages and $11,250 in consulting and professional fees. Additionally, the Company settled approximately $498,118 in notes payable and accrued interest owed to an officer with 418,750 shares of the Company's restricted common stock.

     In March 2005, the Company settled debt amounting to approximately $1,029,779 for 579,500 shares of the Company's restricted common stock. The debt consisted of $856,494 in notes payable and accrued interest along with approximately $173,285 in accounts payable. Additionally, the Company settled $16,154 in accrued wages to an officer of the Company for 56,250 shares of the Company's restricted common stock.

     In February 2005, the Company settled debt amounting to approximately $218,250 for 266,636 shares of the Company's restricted common stock. The debt settled included notes payable and accrued interest of $154,941 along with accounts payable to vendors of $63,309. Additionally, the Company settled $100 in unreimbursed expenses with its former chairman for 12,500 shares of the Company's restricted common stock.

     In November 2004, the Company settled $1,668 in accounts payable with a former employee for 1,875 shares of the Company's restricted common stock.

     In December 2004, the Company settled approximately $12,305 in notes payable with a former employee and former owner of Waves for 37,500 shares of the Company's restricted common stock.

     As discussed in Note 2, the Company issued 16,250 shares of restricted common stock in the acquisition of Waves.

     During the year ended July 31, 2004, the Company received $1,006,027 for 62,565 shares of common stock.

                                     (F15)

     During the year ended July 31, 2004, the Company recorded expenses for services from consultants for investment banking and investor relations fees of $86,500 in exchange for 10,039 shares of restricted common stock.

     In May 2004, the Company settled litigation with a former employee in exchange for 8,750 shares of common stock. The Company had previously accrued $74,716 for compensation due to the former employee.

     During the year ended July 31, 2004, options for 24,375 shares of restricted common stock were exercised (See Note 11).

     The Company is authorized to issue 100,000,000 shares of preferred stock. At July 31, 2005, no shares were issued or outstanding.


Note 11 - Stock Options and Warrants:
-------------------------------------

     The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's restricted common stock issued to employees, consultants and shareholders at July 31, 2005:

                                              Number of       Weighted- Average
                                               Options          Exercise Price
                                               -------          --------------
   Outstanding July 31, 2003                       48,895            0.07
     Options issued                                54,250            0.02
     Options expired                                 (872)           0.02
     Options exercised                            (24,375)           0.002
                                            -------------
   Outstanding July 31, 2004                       77,898            0.05
     Options issued                                16,667            0.16
     Options cancelled/expired                    (61,594)           0.10
     Options exercised                            (25,012)           0.01
                                            -------------
   Outstanding July 31, 2005                        7,959            0.01
                                            =============


     The Company has adopted the disclosure only provisions of SFAS 123 "Accounting for Stock-Based Compensation". The Company determined that the options issued had no value using the Black-Scholes pricing model and a fifty percent volatility factor at the date of grant. Accordingly, the net loss of $970,881 and $3,142,860 for the years ended July 31, 2005 and 2004, respectively, would be unchanged because no compensation would be recognized.

     During the year ended July 31, 2005, the Company issued 202,046 warrants at an exercise price of $0.01 per share. As part of the agreement for the eight percent convertible debenture offering, the five percent convertible debenture holders had agreed to waive all penalties and interest accrued on the five percent debentures. The $22,969 of accrued interest is included in paid-in capital as the value of the warrants offered. In addition, the Company issued 608,766 warrants at an exercise price of $0.0077 per share to the holders of eight percent interest bearing convertible debentures mentioned in Note 9 that did not hold any of the five percent debentures. Using the Black-Scholes pricing model and fifty percent volatility factor, the Company determined that these warrants had no value and there was no expense recorded for the grant of the warrants. The warrants had not been exercised at July 31, 2005.

                                     (F16)

     During the year ended July 31, 2004, the Company issued 2,500 warrants at an exercise price of $0.001 per share and 12,500 warrants at an exercise price of $0.01 per share in connection with the issuance of notes payable. Using the Black-Scholes pricing model and fifty percent volatility factor, the Company determined the warrants had no value and there was no expense recorded for the grant of the warrants. During the year ended July 31, 2005, these warrants had either been cancelled as part of the debt settlements mentioned in Note 10 or have terminated due to their expiration date.

     In March 2004, the Company issued 12,202 warrants at an exercise price of $0.32 per share to holders of debentures (Note 9). Additionally, investment banking consultants involved in the issuance of the debentures were issued 7,786 warrants at the exercise price of $0.32 per share. As mentioned in Note 9 on March 27, 2005, these warrants were re-priced to $0.01 per share. Using the Black-Scholes pricing model and fifty percent volatility factor, the Company determined the warrants had no value and there was no expense recorded for the grant of the warrants. The warrants had not been exercised at July 31, 2005.


Note 12 - Loss Per Share:
-------------------------

     A reconciliation of basic loss per share to diluted earnings per share is presented below:

                                                                    Per Share
                                        Net Loss      Shares          Amount
                                      -----------   -----------    -----------
   Year ended July 31, 2004:
   Basic EPS
     Loss available to common
       shareholders                   $(3,142,860)     348,646     $     (9.01)
   Effect of dilutive securities
     Stock options and warrants              --           --             --
                                      -----------   -----------    -----------
                                      $(3,142,860)      348,646    $     (9.01)
                                      ===========   ===========    ===========

   Year ended July 31, 2005:
   Basic EPS
     Loss available to common
       shareholders                   $  (970,881)      996,728    $     (0.97)
   Effect of dilutive securities
     Stock options and warrants              --            --             --
                                      -----------   -----------    -----------
                                      $  (970,881)      996,728    $     (0.97)
                                      ===========   ===========    ===========


Note 13 - Income Taxes:
-----------------------

     Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

                                     (F17)

     Net deferred tax assets (liabilities) consisted of the following components as of July 31, 2005:

                                        Current      Long-Term       Total
   Year ended July 31, 2005:
     Deferred tax assets:
       Net operating loss carryover   $   197,106   $ 1,354,495    $ 1,551,601
                                      -----------   -----------    -----------

     Deferred tax liabilities                --          (5,249)        (5,249)
                                      -----------   -----------    -----------
                                          197,106     1,349,246      1,546,352
   Valuation allowance                   (197,106)   (1,349,246)    (1,546,352)
                                      -----------   -----------    -----------
   Net deferred tax asset             $      --     $      --      $      --
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

     The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the year ended July 31, 2005 due to the following:

                                                       Year           Year
                                                       ended          ended
                                                     7/31/2005      7/31/2004
                                                    -----------    -----------
   Computed "expected" tax benefit                  $ 1,546,352    $ 1,100,000
     Increase (decrease) in income taxes
        resulting from:
         Temporary differences                       (1,551,601)    (1,068,030)
         Permanent differences                            5,249        (31,970)
                                                    -----------    -----------
                                                    $      --      $      --
                                                    ===========    ===========

     The Company has net operating loss carryforwards of approximately $7,860,000, which begin to expire in 2020.

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

Note 14 - Pro-Forma Financial Information:
------------------------------------------

     The following pro-forma data summarizes the results of operations for the years ended July 31, 2004, as if the mergers with Waves had been completed August 1, 2003:

                                                                      Year
                                                                      ended
                                                                    7/31/2004

   Net revenue                                                     $ 2,125,115
   Operating loss                                                   (3,326,744)
   Loss per shared - basic and diluted                                   (9.01)

                                     (F18)

Note 15 - Employee Benefit Plan:
--------------------------------

     During the year ended July 31, 2004, the Company established a 401(k) plan covering all employees over twenty-one years of age with more than thirty days of service. Under the plan, participants are able to make voluntary contributions of up to sixty percent of compensation and one hundred percent of any bonuses received, subject to limitations. In addition, the Company can match contributions on a discretionary but uniform basis. The Company included contributions payable of $20,671 and $8,381 in accrued taxes and withholdings at July 31, 2005 and 2004, respectively.

     For the year ended July 31, 2005, the Company recorded no expenses related to the plan.

Note 16 - Segment Information:
------------------------------

     The Company reports financial results on the basis of two business segments: a computer hardware application group and a software application group.


     The following is selected business segment financial information for the year ended July 31, 2005:

                              Software      Hardware
                            Applications  Applications  Eliminations    Total
                            ------------  ------------  ------------    -----

Revenues                      $463,018     $ 144,356      $  -        $ 607,374
Operating loss                (830,608)     (140,273)        -         (970,881)
Depreciation                    13,336        26,299         -           39,635
Segment assets                  18,455       120,747         -          139,202
Expenditures for property
 and equipment                    -             -            -             -


     The following is selected business segment financial information for the year ended July 31, 2004:

                              Software      Hardware
                            Applications  Applications  Eliminations    Total
                            ------------  ------------  ------------    -----

Revenues                    $  446,918   $ 1,144,458     $ (1,517)  $ 1,589,859
Operating loss              (2,921,648)     (221,212)        -       (3,142,860)
Depreciation                    25,730        20,728         -           46,458
Segment assets                  96,837       380,843         -          477,680
Expenditures for property
 and equipment                  19,011        31,436         -           50,447


Note 17 - Legal Matters:
------------------------

     During the year ended July 31, 2004, the Company had accrued $160,000 for consulting fees representing a tentative settlement reached in arbitration with a consultant. In April 2005, the claim went to arbitration and the Company was found to have no liability to the consultant. As a result of the arbitration, the Company recorded other income of $160,000 for the year ended July 31, 2005.

                                     (F19)

     The Company has been in communication with and attempting to settle a claim from a former employee for past due wages of approximately $49,900. The Company has included the amount in notes payable for the years ended July 31, 2005 and 2004.

     The Company has recorded an account payable at July 31, 2004 of $75,000 to terminate a lease for office space entered into in September 2003. Additionally, the Company recorded $34,000 of rent expense in the forfeiture of rental security deposits in connection with this lease. The Company entered into an agreement for termination of the lease in October 2004 and a settlement for the related debt on June 20, 2005. The terms of the settlement agreement requires the Company to pay $15,888 in past due expenses and issue 181,250 shares of the Company's restricted common stock. At July 31, 2005, the $15,888 was included in accounts payable.

    The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company. As a result of the delinquencies and defaults, the Company may be subject to collection actions whenever agreements cannot be reached, including, but not limited to, litigation, foreclosure and/or seizure of assets and bank accounts.

         During the fiscal year ended July 31, 2005, the Company had not had their interim financial statements, contained in forms 10-QSB, reviewed by an independent certified public accountant as required by the Security and Exchange Commission.

Note 18 - Other Matters:
------------------------

     Concentrations:

         During the year ended July 31, 2005, approximately thirty percent of the Company's sales were to three customers.

     Advertising:

         Advertising costs are expensed as incurred. Total advertising costs were approximately $9,000 and $7,500 for the years ended July 31, 2005 and 2004, respectively.

     Foreign cash and operations:

         The Company's subsidiary Mobile Reach Technologies, GmbH ceased operations in the year ended July 31, 2004. This subsidiary had foreign sales of $7,724 for the year ended July 31, 2004. For the year ended July 31, 2005, the Company recognized a loss of $7,641 for the closing of the segment.

     Operating leases:

         The Company leases office space on a month to month basis. Rent expense of $50,200 and $150,501 were incurred for the years ended July 31, 2005 and 2004, respectively. The rent expense for the year ended July 31, 2004 includes expenses from termination of lease (Note 17).

                                     (F20)

     Contingency gain (loss):

         At July 31, 2003 the Company accrued a loss of $105,000 for a possible claim arising from the Company's merger with API. Since the former majority stockholder of API indemnified the Company against claims and during the year ended July 31, 2004 there were no claims, the Company recorded a gain on the reversal of the accrual.

Note 19 - Subsequent Events:
----------------------------

     In August 2005, the Company executed an agreement and plan of merger with Objective Spectrum, Inc. ("Objective"). The Company has agreed to purchase all of Objective's issued and outstanding common stock for 375,000 shares of the Company's restricted common stock. At the date of the agreement, a current director and officer of the Company owned approximately ninety-two percent of Objective's common stock. As a result of the acquisition, the Company will obtain intellectual property rights to source code for use with the Company's Splitware product.

     In August 2005, the Company entered into two investment banking and investor relations consulting contracts. In exchange for twenty-four months of contracted service, the Company has agreed to issue 1,000,000 shares of the Company's restricted common stock.

     In August 2005, the Company received an additional $250,000 in funding on the March 2005 eight percent convertible debentures. The additional debentures included 405,844 in common stock purchase warrants with an exercise price of $0.0077 per share expiring April 20, 2010.

                                     (F21)