Form 10QSB
period 2005-10-31
MOBILE REACH INTERNATIONAL INC
filed 2005-12-15
CIK 1069322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarterly Period Ended October 31, 2005


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

          2054 Kildaire Farm Road. Suite 353 Cary, North Carolina 27511
                     --------------------------------------
                    (Address of principal executive offices)

                                 (919) 336-2500
                            -------------------------
                           (Issuer's telephone number)




     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No


                  Class                      Outstanding as of October 31, 2005
     ------------------------------          ----------------------------------
     Common Stock, $.0001 par value                      4,320,483

                                      INDEX
                Mobile Reach International, Inc. and Subsidiaries



PART I.
FINANCIAL INFORMATION

                                                                            Page
     ITEM 1       CONSOLIDATED FINANCIAL STATEMENTS


                  Unaudited Condensed Consolidated Balance Sheet
                  as of October, 31, 2005                                      3

                  Unaudited Condensed Consolidated Statement of Operations
                  Three Months ended October 31, 2005 three Months
                  Ended October 31, 2004                                       4

                  Unaudited Condensed Consolidated Statement of Cash Flows
                  for the Period ended October 31, 2005 and 2004               5

                  Notes to Unaudited Condensed Consolidated
                  Financial Statements                                         6


     ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS                         9

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  11

     ITEM 4.      CONTROLS AND PROCEDURES                                     11


PART II.
OTHER INFORMATION


     ITEM 1       LEGAL                                                       12

     ITEM 2       CHANGES IN SECURITIES AND USE OF PROCEEDS                   12

     ITEM 3       DEFAULTS UPON SENIOR SECURITIES                             13

     ITEM 4       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS        13

     ITEM 5       OTHER INFORMATION                                           13

     ITEM 6       EXHIBITS AND REPORTS ON FORM 8K                             14



                          PART 1 FINANCIAL INFORMATION


ITEM 1      FINANCIAL STATEMENT


                        MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                           (UNAUDITED)
                                  PERIOD ENDED OCTOBER 31, 2005


                                                                             THREE MONTHS ENDED
                                                                                 31-Oct-05
                                                                                 ---------

    Current Assets
                                Cash                                                19,158
                                Allowance For Bad Debt
                                Accounts Receivable                                147,172
                                Other Current Assets                                  --





Total Current Assets                                                               166,330

    Property and Equipment
                                Computer Equipment                                  18,455
                                Furniture and Fixtures                                --
                                Vehicles                                           120,747
                                Accumulated Depreciation                           (70,319)

Total Fixed Assets                                                                  68,883
                                Other Assets (Deposits)                                450


TOTAL ASSETS                                                                       235,663

    LIABILITIES & EQUITY
                                Accounts Payable                                   379,523
                                Accounts Payable - Stockholder                        --

    Current Liabilities
                                Other - Credit Cards                                36,184
                                Payroll Liabilities                                494,448
                                Current Portion - L/T Debt                          23,038
                                Deferred Salaries                                  103,773
                                Wages Payable                                      140,046
                                Notes Payable                                      222,794
                                Accrued Interest Payable                            50,211
                                Accrued Expenses                                    43,374
                                Total Deferred Revenue                              68,428
                                Sales Tax Payable                                      802
                                Contingencies (6)
Total  Current Liabilities                                                       1,562,621

    Long Tern Liabilities
                                Notes Payable  L/T Debt                             59,067
                                Convertible Debentures                           1,275,000
                                Notes Payable  L/T  Equipment
Total Long Term Liabilities                                                      1,334,067

                                Total Liabilities                                2,896,688


    Equity
                                Retained Earnings                               (8,759,323)
                                Common Stock                                     4,507,035
                                Paid in Capital  Common Stock                    1,835,317

Net Income (LOSS)                                                                 (244,054)

Total Equity                                                                    (2,661,025)

TOTAL LIABILITIES & EQUITY                                                         235,663


                         See Notes to consolidated financial statements

                                                3

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
            THREE MONTH ENDED OCTOBER 31, 2005 AND OCTOBER 31, 2004.
                                   (UNAUDITED)


                                                Three Months       Three Months
                                               Ended 10/31/05     Ended 10/31/04
                                               --------------     --------------

Revenue:
--------

     License Revenue                                84,175            116,528
     License Maint. Revenue                         25,310             21,795
     Product Revenue                                30,406             80,960
     Professional Services Revenue                  16,050             84,067
                                                  --------           --------
 Total Revenue                                     155,941            303,350

GOGS                                                30,009            137,851
                                                  --------           --------
Gross Profit                                       125,932            165,499

Less:
      Sales & Marketing                             51,616             66,131
      G & A                                        292,477            218,177
      Depreciation                                   6,037             12,497
      Bad Debt
                                                  --------           --------
Total Net Expenses                                 350,130            296,805
                                                  --------           --------
Other Expenses/Income:
      Interest Expense                              19,856             29,091
      Loss On Sale of Property                        --                1,218
      Interest Income                                 --                 --
      Other Income                                      (1)              --
                                                  --------           --------
Total Other Expense/Income                          19,856             30,309
                                                  --------           --------

Net Income/(Loss)                                 (244,054)          (161,615)
                                                  ========           ========


                 See Notes to consolidated financial statements



                               MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                FOR THE PERIOD ENDED OCTOBER 31, 2005 AND 2004
                                                  (UNAUDITED)



                                                                                Three months     Three months
                                                                                   ended            ended
                                                                                 10/31/2005       10/31/2004
                                                                                 ----------       ----------
                          OPERATING ACTIVITIES
                                      Net Income (loss)                            (244,054)       (161,615)
                                      Net cash provided by Operating Activities:    183,021         230,554


                          INVESTING ACTIVITIES
                          Net cash provided by Investing Activities                   6,038          13,714
                          FINANCING ACTIVITIES
                          Net cash provided by Financing Activities                  (4,200)         42,000

              Net cash increase (decrease) for period                               (59,195)        124,653
              Cash at beginning of period                                            78,353          10,239

Cash at end of period                                                                19,158         134,892


                                See Notes to consolidated financial statements



                          NOTES TO FINANCIAL STATEMENTS
                        for Period Ended October 31, 2005


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

The accompanying consolidated financial statements for the period ended October 31 2005 primarily include the revenues from Mobile Reach Technologies, Inc. the Company's only operating subsidiary, after elimination of inter-company accounts and transactions.


Concentrations of Credit Risk:

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash balances with multiple reputable financial institutions in the form of demand deposits.


Note 2 - Going Concern:
-----------------------

As shown in the accompanying financial statements, the Company has sustained a net loss of $244,054 during the three months ended October 31, 2005. As of the same period, the Company is in default on certain notes, payroll taxes and other payables. As a result, cash currently available is not sufficient to support the Company's operations for the next year. In order to meet the cash requirements for the remainder of the year, the Company needs to raise more capital through public or private financing. At the present time, the Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company is able to raise capital in the future, it is probable that it will result in substantial dilutions to stockholders interests. These factors create substantial doubt as to the Company's ability to continue as a going concern.

The Company continues its efforts to complete the necessary steps in order to meet its cash flow requirements throughout the fiscal year 2006 and to continue commercialization of its software solutions. Management believes that actions presently being taken will generate sufficient revenues to provide positive cash flows from operations to support its operating subsidiary. However, no assurances can be given that the Company will continue as a going concern without the successful completion of additional financing. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.




Note 3 - Notes Payable:
-----------------------

Notes payable at October 31, 2005 consisted of the following:


     Note payable to a vendor dated February 2005; due in eighteen monthly
     installments of $1,007 including interest at six percent.                    11,731


     Note payable to a vendor dated July 2005; due in eighteen monthly
     installments of $390 including interest at eight percent.                     6,153


     Note payable to a vendor dated December 2004; due in six monthly installments of $2,836 including interest at eighteen percent, note is in
     default.                                                                     17,027


     Note payable to former employee and former owner of Waves dated December
     2004; bearing no interest and no specified repayment terms.                   3,940


     Note payable for accrued wages; bearing interest at six percent; due and payable with interest at the earliest of (a) Company obtaining debt or equity funding greater than $1,000,000 in a quarter or (b) Company earns
     revenues of $1,000,000 in a quarter                                          49,908
                                                                                 -------
                                                                                 $88,759
                                                                                 -------

Note 4 - Long-Term Debt:
------------------------

     Long-term debt at July 31, 2005 consisted of the following:


     Notes payable dated August and October 2003; due in sixty monthly installments of $1,873 including interest at 6.98 percent;
     secured by vehicles costing $120,747.                                       $86,305
                                                                                 -------
                                                                                  86,305
     Less: current portion                                                       (23,038)
                                                                                --------
                                                                                $ 63,267
                                                                                --------

     At July 31, 2005, longterm debt is due in aggregate annual installments as follows:

     Year ending July 31,
     2006                                                                       $23,038
     2007                                                                        24,699
     2008                                                                        26,480
     2009                                                                        12,088
     Thereafter                                                                    --
                                                                                -------
                                                                                $86,305
                                                                                -------

Note 5 - Convertible Debentures:
--------------------------------

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


Note 5 - Shares Outstanding:
----------------------------

For the period ended October 31, 2005, the Company's common stock issued and outstanding was 4,320,483. During the period the company issued 1,925,844 of its shares, broken down as follows:

          a) Securities issued - 1,050,000 shares were granted in connection with the Company retaining two Consulting firms, during the period.

          b) Securities issued - 375,000 shares of Company Common Stock were issued in connection with the merger of Objective Spectrum, Inc., during the period.

          c) Securities issued - 95,000 shares of Company Common Stock were issued under settlement agreements and grants for past services.

          d) Warrants issued - 405,844 warrants were issued in connection with an August 2005 convertible debenture at an exercise price of .0.617 per share expiring April 20, 2010.

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


Note 6 - Convertible Debentures:
--------------------------------

In August 2005, the Company received an additional $250,000 in funding on the March 2005 eight percent convertible debentures. The additional debentures included 405,844 in common stock purchase warrants with an exercise price of $0.0077 per share expiring April 20, 2010.


Note 7 - Other Matters:
-----------------------

In August 2005, the Company executed an agreement and plan of merger with Objective Spectrum, Inc. ("Objective"). The Company purchased all of Objective's issued and outstanding common stock for 375,000 shares of the Company's restricted common stock. At the date of the agreement, a current director and officer of the Company owned approximately ninety-two percent of Objective's common stock. As a result of the acquisition, the Company obtained intellectual property rights to source code for use with the Company's Splitware product. The Company is in default of completing and filing audited financials statements for Objective Spectrum, Inc., as of October 15, 2005, however the Company's, management believes the insignificant revenues of the acquired company do not represent a significant portion or balance sheet change to impact its current filing.

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

Revenues for the period ended October 31, 2005 was $155,941., representing an increase of 12% from $139,172 in the period ended July 31, 2005. The Companies deferred Revenues for the same period increased to $68,428 from $48,287. Total Net losses for the three-month period ending October 31, 2005 was $ 244,054, compared to $277,218 for the previous three months ended July 31, 2005.


Our sales and marketing expenses consist primarily of compensation and related costs for ramping up efforts around marketing, associated personnel, travel and entertainment and other related costs. We expect sales and marketing expenses to increase as a percentage of sales as we continue to increase business and strategic clients to further our sales and marketing initiatives.

SG&A for the three-month period ended October 31, 2005 was $344,093 consisting primarily of compensation, Professional fees including both legal and accounting, costs associated with Securities agreements and compliance reporting. We expect our general and administrative expenses to decrease as a percentage of our annual revenues in the future if and as revenues increase.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2005, the Company had assets and liabilities of $235,663. Our independent auditors, who audited our financial statements for the period ended July 31, 2005, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholders' deficit. In addition, the Company must deal with the litigation and claims described in Part II Item I of this Form 10-QSB under the heading "Legal Proceedings."


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

     The financial statements for the twelve month period ended July 31, 2005 reflect additional substantial losses due to the ramp up of sales and marketing as well as the cost associated with the acquisition of Waves Consulting Group, Inc. Specifically, however, the Company has sustained substantial operating losses in the twelve months ended July 31, 2004 and the seven months ended July 31, 2003 of $3,142,860 and $1,898,316, respectively. The Company, as of October 1, 2005, is in default on certain notes payable, payroll taxes and other payables. In addition, the Company has used substantial amounts of working capital in its operations. Further, at July 31, 2005, the Company's current liabilities exceed current assets by $2,546,773, and the Company has an accumulated deficit of $3,295,885.

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

We continue to incur substantial losses
We incurred a loss in the quarter ending October 31, 2005 of $244,053 compared to $161,614 for the period ended October 31, 2004.

In the past we depended upon a limited number of customers.
The Company use to depend upon a limited number of customers in the period ended July 31, 2005, and prior. The Company has taken great strides to minimize that risk during the period ending October 31, 2005 and going forward. The Company anticipates that with the diverse customers within the sales channel referred to as enterprise sales, it's able to withstand customer churn going forward.

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

As of October 31, 2005, our founders, officers and directors beneficially owned approximately 32% of our common stock on a fully diluted basis. In addition, our employees own additional shares and rights to acquire shares. Their interests could conflict with yours; significant sales of stock held by any or all of them could have a negative effect on our stock price; shareholders may be unable to exercise control. As a result, the founders, officers and directors will have significant ability to: (1) elect or defeat the election of our directors; (2) amend or prevent amendment of our articles of incorporation or bylaws; (3) effect or prevent a merger, sale of assets or other corporate transaction; and control the outcome of any other matter submitted to the stockholders for vote.

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

Employees

During the fiscal year ended July 31, 2005 the Company re-aligned its employees as part of both a cost cutting measure and subsidiary restructuring. The Company reduced its workforce from 21 employees at the beginning of its Fiscal 2004 down to 12 for the period ending July 31, 2005. For the period ended October 31, 2005 the Company did not make any full time employee changes, it however did terminate the relationships it had with two consultants.

As of October 31, 2005, the Company has broken down each employee under the following subsidiary below:
Seven work directly within Mobile Reach Technologies, Inc., as follows:

     -    One in Management & Administrative
     -    Two in Sales and Marketing
     -    Four in Development and Technology

The balance of the Company's employees (three), work for the parent Company, Mobile Reach International, Inc. as executives and administrative.

The Company owes its employees approximately $210,260 of accrued salaries and expenses. Raising capital and generating revenue to pay accrued salary and future salaries of current and future employees will be necessary to retain and recruit the personnel the Company requires to achieve its goals The Company continues to raise capital and generate revenues to pay accrued salary and future salaries of current and future employees as necessary to retain and recruit the personnel the Company requires to achieve its goals.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


ITEM 4. CONTROLS AND PROCEDURES


Our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of July 31, 2005 audited financials and October 31, 2005 unaudited financials, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act), are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended October 31, 2005 , there were no changes in our "internal" controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities


The securities described below represent securities of Mobile Reach International, Inc. sold by Mobile Reach International, Inc. during the three-month period ended October 31, 2005, that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), all of which were issued by the Company pursuant to the exemption under Securities Act Section 4(2) and Regulation D, Rule 506. Underwriters were not involved in these transactions.

During the three months ended October 31, 2005, the Company issued 1,925,844 shares under the following securities:

          e) Securities issued - 1,050,000 shares were granted in connection with the Company retaining two Consulting firms, during the period.

          f) Securities issued - 375,000 shares of Company Common Stock were issued in connection with the merger of Objective Spectrum, Inc., during the period.

          g) Securities issued - 95,000 shares of Company Common Stock were issued under settlement agreements and grants for past services.

          h) Warrants issued - 405,844 warrants were issued in connection with an August 2005 convertible debenture at an exercise price of .0.617 per share expiring April 20, 2010.

Each of the above Securities were sold or issued during the Quarter and are reflective in the companies issued and outstanding common shares.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the stockholders of the Company during the reporting period.

ITEM 5    OTHER INFORMATION

Subsequent Events of Operations

During the reported period, the Company's management team continued to operate its core business and seek additional businesses that align with its strategy. As a result the management and Board of Directors utilized such information as revenue projections, capital needs and market analysis of its competitors. The company had to make a determination of the company potentially accepting any further liability and closing any one or all of its subsidiaries.

Change In Company's Board and Management Team

Not applicable.

Consultants to Company

In August 2005 the Company entered into an agreement with Harborview Advisors, consultants to assist the Company is restructuring, financing and overall business strategy. In connection with the two-year consulting agreement the Company issued Harborview 775,000 common shares.

In August 2005, the Company entered into a similar agreement with Excel Advisors LLC., consultants to assist the Company in business strategy, mergers and acquisitions. In connection with the agreement the Company has issued Excel Advisors 225,000 common shares, over a 24 month period.


Certain Relationships and Related Transactions

From April 28, 2005 through August 15, 2005, the Company executed definitive agreements for the purchase by institutional, accredited investors (collectively, the "Investors") of $750,000 of principal amount of 8% convertible promissory notes of we ("Note" or the "Notes"), maturing on April 1, 2006, convertible at the Investor's option, into shares of the Company's Common Stock at a per share conversion price equal to the lesser of (i) 70% of the average of the closing bid prices of the Common Stock as reported by Bloomberg, L.P. for the principal trading market for the three trading days immediately preceding the closing on April 28, 2005 (the "Closing Date Conversion Price"), or (ii) the average of the three lowest closing bid prices for the ten trading days preceding the conversion date. In connection with the issuance of the Notes, the Company issued to the Investors five-year common stock purchase Warrants to purchase the number of shares of Common Stock which would be issued on the closing date assuming the conversion of all of the outstanding Notes on the closing date at the Closing Date Conversion Price. The exercise price of the Warrants is equal to the Closing Date Conversion Price. Following the effective date of the Registration Statement, discussed below, the Warrants shall provide for cashless exercise. The conversion price of the Notes and the exercise price of the Warrants are subject to adjustment for certain dilution events or in the event of certain capital adjustments or similar transactions, such as a stock split or merger. Subject to certain excepted issuances, the Investors have a right of first refusal with respect to any proposed sale of Company securities for a period of one year following the effective date of the Registration Statement, discussed below.

From the entire transaction, the Company received gross proceeds of $750,000 and net proceeds of approximately $635,000, after payment of offering related fees and expenses.

Provided that the Company is not in default under the Notes or other transaction documents, the Company will have the right, subject to the conversion rights of the Investors under the Notes, to prepay the principal amount and accrued but unpaid interest of the Notes at any time for an amount equal to 120% of the original principal amount of the Notes.

The Company is obligated to pay liquidated damages to the Investor as the Registration Statement has not declared effective by August 28, 2005, or if the effectiveness of the Registration Statement is subsequently suspended for more than certain specified permitted periods. As of the date of this filing, the Company filed an amended Registration Statement on September 21, 2005 with updated audit financials for the fiscal year ended July 31, 2005.




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


Date: December 15, 2005                     /s/  Alan Christopher Johnson
                                            ----------------------------------
                                                 Alan Christopher Johnson,
                                                 Chief Executive Officer