Form 10QSB
period 2006-01-31
MOBILE REACH INTERNATIONAL INC
filed 2006-03-16
CIK 1069322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF
              1934 for the Quarterly Period Ended January 31, 2006


                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the Transition Period from            to
                                             ----------    ----------

                             Commission file number
                                    000-29313


                        MOBILE REACH INTERNATIONAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                               20-0121007
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


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
     Yes [X]   No [ ]


               Class                     Outstanding as of January 31, 2006
   ------------------------------        ----------------------------------
   Common Stock, $.0001 par value                     6,134,952

                                      INDEX


                Mobile Reach International, Inc. and Subsidiaries



   PART I.
   FINANCIAL
   INFORMATION                                                              Page
                                                                            ----
                     ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

                            Unaudited Condensed Consolidated Balance Sheet
                            as of January, 31, 2006                            2

                            Unaudited Condensed Consolidated Statement of Operations Three Months ended January 31, 2006
                            three Months Ended January 31, 2005                3

                            Unaudited Condensed Consolidated
                            Statement of Cash Flows for the Period
                            ended January 31, 2006 and 2005                    4

                            Notes to Unaudited Condensed Consolidated
                            Financial Statements                               5

                     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS               8

                     ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                            MARKET RISK                                       11

                     ITEM 4 CONTROLS AND PROCEDURES                           11



   PART II.
   OTHER INFORMATION


                     ITEM 1 LEGAL                                             11

                     ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS         12

                     ITEM 3 DEFAULTS UPON SENIOR SECURITIES                   12

                     ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY      12
                            HOLDERS

                     ITEM 5 OTHER INFORMATION                                 12

                     ITEM 6 EXHIBITS AND REPORTS ON FORM 8K                   14

                          PART 1 FINANCIAL INFORMATION


ITEM 1      FINANCIAL STATEMENT


                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                          PERIOD ENDED JANUARY 31, 2006



                                                                         THREE
                                                                         MONTHS
                                                                         ENDED
                                                                        31Jan06


    Current Assets
                                Cash                                      8,338
                                Allowance For Bad Debt
                                Accounts Receivable                      57,259
                                Other Current Assets                         37


Total Current Assets                                                     65,634


    Property and Equipment
                                Computer Equipment                       18,455
                                Furniture and Fixtures
                                Vehicles                                 66,388
                                Accumulated Depreciation                (45,038)

Total Fixed Assets                                                       39,805

                                Other Assets (Deposits)                     450


TOTAL ASSETS                                                            105,889

    LIABILITIES & EQUITY
                                Accounts Payable                        418,240
                                Accounts Payable Stockholder

    Current Liabilities
                                Other  Credit Cards                     36,321
                                Payroll Liabilities                     474,848
                                Current Portion  L/T Debt               23,038
                                Deferred Salaries                       103,773
                                Wages Payable                           139,365
                                Notes Payable                           221,087
                                Accrued Interest Payable                 66,820
                                Accrued Expenses                         43,475
                                Total Deferred Revenue                   58,243
                                Sales Tax Payable                           802
                                Contingencies (6)

Total  Current Liabilities                                            1,167,772

    Long Tern Liabilities
                                Notes Payable  L/T Debt                 39,099
                                Convertible Debentures                1,275,000
                                Notes Payable  L/T  Equipment

Total Long Term Liabilities                                           1,314,099


                                Total Liabilities                     2,900,111

    Equity
                                Retained Earnings                    (8,759,323)
                                Common Stock                          4,507,257
                                Paid in Capital  Common Stock        1,835,317

Net Income (LOSS)                                                      (377,473)

Total Equity                                                         (2,794,222)

TOTAL LIABILITIES & EQUITY                                              105,889


                 See Notes to consolidated financial statements

                MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
            THREE MONTH ENDED JANUARY 31, 2006 AND JANUARY 31, 2005.
                                   (UNAUDITED)




                                                    Three Months    Three Months
                                                        Ended           Ended
                                                       1/31/06         1/31/05
                                                      ------------------------
Revenue:
---------------------------------
     License Revenue                                    86,053          35,909
     License Maint. Revenue                             27,755          27,587
     Product Revenue                                    16,539           6,706
     Professional Services Revenue                      46,200          32,063
                                                      --------        --------
 Total Revenue                                         176,547         102,264

GOGS                                                    16,013         (27,296)
                                                      --------        --------
Gross Profit                                           160,534         129,560

Less:
      Sales & Marketing                                 51,015          51,778
      G & A                                            220,639         293,809
      Depreciation                                       4,821           9,674
      Bad Debt
                                                      --------        --------
Total Net Expenses                                     276,475         355,261
                                                      --------        --------
Other Expenses/Income:
      Interest Expense                                  14,378          28,135
      Loss On Sale of Property                           3,101           4,875
      Interest Income                                        0               0
      Other Income                                           0               0
                                                      --------        --------
Total Other Expense/Income                              17,479          33,010
                                                      --------        --------

Net Income/(Loss)                                     (133,420)       (258,711)
                                                      ========        ========


                 See Notes to consolidated financial statements



                                         MOBILE REACH INTERNATIONAL, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                          FOR THE PERIOD ENDED JANUARY 31, 2006 AND 2005
                                                            (UNAUDITED)


                                                                                               Three months          Three months
                                                                                                  ended                 ended
                                                                                                01/31/2006            01/31/2005


                          OPERATING ACTIVITIES
                                      Net Income (loss)                                          (133,420)             (258,711)
                                      Net cash provided by Operating Activities:                  113,267               134,546





                          INVESTING ACTIVITIES
                          Net cash provided by Investing Activities                                29,078                14,549


                          FINANCING ACTIVITIES
                          Net cash provided by Financing Activities                               (19,746)               (4,200)

              Net cash increase (decrease) for period                                             (10,820)             (113,816)
              Cash at beginning of period                                                          19,158               134,892


Cash at end of period                                                                               8,338                21,076


                                          See Notes to consolidated financial statements



                          NOTES TO FINANCIAL STATEMENTS
                        for Period Ended January 31, 2006


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

The accompanying consolidated financial statements for the period ended January 31 2006 include the revenues from Mobile Reach Technologies, Inc. the Company's only operating subsidiary, after elimination of inter-company accounts and transactions.



Concentrations of Credit Risk:


The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash balances with multiple reputable financial institutions in the form of demand deposits.


Note 2 - Going Concern:
-----------------------
As shown in the accompanying financial statements, the Company has sustained a net loss of $133,420 during the three months ended January 31, 2006. As of the same period, the Company is in default on certain notes, payroll taxes and other payables. As a result, cash currently available is not sufficient to support the Company's operations for the next year. In order to meet the cash requirements for the remainder of the year, the Company needs to either raise additional capital through public or private financing or acquire a suitable business as another subsidiary to offset the cash needs. At the present time, the Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company is able to raise capital in the future, it is probable that it will result in substantial dilutions to stockholders interests. These factors create substantial doubt as to the Company's ability to continue as a going concern.

The Company continues its efforts to complete the necessary steps in order to meet its cash flow requirements throughout the fiscal year 2006. However, no assurances can be given that the Company will continue as a going concern without the successful completion of additional financing. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Notes Payable:

Notes payable at January 31, 2006 consisted of the following:

   ------------------------------------------------------------------------------------------------------ -------------
   Note payable to a vendor dated February 2005; due in eighteen monthly installments of $1,007                 11,731
     including interest at six percent.
   ------------------------------------------------------------------------------------------------------ -------------
   Note payable to a vendor dated July 2005; due in eighteen monthly installments of $390 including              6,153
     interest at eight percent.
   ------------------------------------------------------------------------------------------------------ -------------
   Note payable to a vendor dated December 2004; due in six monthly installments of $2,836 including
     interest at eighteen percent, note is in default.                                                          17,027
   ------------------------------------------------------------------------------------------------------ -------------
   Note payable to former employee and former owner of Waves dated December 2004; bearing no interest
     and no specified repayment terms.                                                                           3,940
   ------------------------------------------------------------------------------------------------------ -------------
   Note payable for accrued wages; bearing interest at six percent; due and payable with interest at the earliest of (a) Company obtaining debt or equity funding greater than $1,000,000 in a quarter
     or (b) Company earns revenues of $1,000,000 in a quarter                                                   49,908
                                                                                                           -----------
   ------------------------------------------------------------------------------------------------------ --------------
                                                                                                           $    88,759
                                                                                                           -----------
   ------------------------------------------------------------------------------------------------------ --------------


Note 4 - Long-Term Debt:
------------------------

     Long-term debt at July 31, 2005 consisted of the following:

   --------------------------------------------------------------------------------------------------- -----------------
   Notes payable dated August and October 2003; due in sixty monthly installments of $1,873               $     86,305
                                                                                                           -----------
     including interest at 6.98 percent; secured by vehicles costing $120,747.
   --------------------------------------------------------------------------------------------------- -----------------
                                                                                                                86,305
   --------------------------------------------------------------------------------------------------- -----------------
   Less: current portion                                                                                       (23,038)
                                                                                                           -----------
   --------------------------------------------------------------------------------------------------- -----------------
                                                                                                          $     63,267
   --------------------------------------------------------------------------------------------------- -----------------


   At July 31, 2005, long-term debt is due in aggregate annual installments as follows:
   --------------------------------------------------------------------------------------------------- -----------------
   Year ending July 31,
   --------------------------------------------------------------------------------------------------- -----------------
   2006                                                                                                    $    23,038
   --------------------------------------------------------------------------------------------------- -----------------
   2007                                                                                                         24,699
   --------------------------------------------------------------------------------------------------- -----------------
   2008                                                                                                         26,480
   --------------------------------------------------------------------------------------------------- -----------------
   2009                                                                                                         12,088
   --------------------------------------------------------------------------------------------------- -----------------
   Thereafter                                                                                                      -
                                                                                                           -----------
   --------------------------------------------------------------------------------------------------- -----------------
                                                                                                                86,305
   --------------------------------------------------------------------------------------------------- -----------------



Note 5 - Convertible Debentures:
--------------------------------

In March 2004, the Company issued $525,000 of five percent convertible debentures that mature on March 15, 2007. The debentures were convertible into the Company's common stock at a conversion price of $0.16 per share. In an effort to entice the debenture holders from this series of debentures to invest in the second series mentioned later, the Company agreed to re-price the conversion feature and the warrants of the March 2004 issuance to $0.01 per share through a settlement agreement signed by all parties. All interest and penalties accrued through March 2005 on the five percent debentures was treated as additional paid-in capital on warrants issued with the March 2005 series debenture mentioned below. See Note 11 for further details. Interest accrued on debentures that are converted into common stock may be paid in cash or with common stock (conversion price $0.01 per share). In connection with the issuance of these debentures, the Company issued 12,202 common stock purchase warrants at the original exercise price of $0.32 per share. However, as part of the settlement agreement, these warrants were also re-priced to $0.01 per share. The warrants expire March 31, 2006 and no warrants were exercised at January 31, 2006.

In March 2005, the Company began offering a second series of convertible debentures. This series required investors from the March 2004 series to invest a minimum of twenty percent over and above the value of their holdings in the March 2004 series. This series of convertible debentures mature April 27, 2007 and have an interest rate of eight percent. The debentures are convertible into the Company's common stock at a conversion price of $0.01 per share. Interest accrues from March 17, 2005 and may be paid in cash or in the Company's common stock at a conversion price of $0.01 per share. In connection with these debentures, the Company issued to the holders of the March 2004 five percent convertible debentures that invested additional funds an additional 202,046 common stock purchase warrants at an exercise price of $0.01 per share. Subsequent investors were issued 608,766 common stock purchase warrants at an exercise price of $0.0077 per share. These warrants expire April 27, 2010 and no warrants were exercised at January 31, 2006.

Note 6 - Shares Outstanding:
----------------------------

For the period ended January 31, 2006, the Company's common stock issued and outstanding was 6,134,952. During the period the company issued its shares as follows:

Securities issued - 150,000 shares were granted to an officer of the Company, during the period.

The balance of the Company's issuances for the period were made up of Warrants from Debentures from the previous quarter in connection with an August 2005 convertible note at an exercise price of .0.617 per share expiring April 20, 2010.

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

Note 7 - Convertible Debentures:
--------------------------------

In August 2005, the Company received an additional $250,000 in funding on the March 2005 eight percent convertible debentures. The additional debentures included 405,844 in common stock purchase warrants with an exercise price of $0.0077 per share expiring April 20, 2010.

Note 8 - Other Matters:
-----------------------

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

The Company is in default of completing and filing audited financials statements for Objective Spectrum, Inc., as of October 15, 2005, however the Company's, management believes since the acquired company has no revenues it does not represent a significant portion or balance sheet change to impact its current filing.


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

Revenues for the period ended January 31, 2006 was $176,547 representing an increase of 14% from $155,172 in the period ended October 31, 2005. The Companies deferred Revenues for the same period decreased to $58,243 from $ 68,428.

Total Net losses for the three-month period ending January 31, 2006 were $133,420. compared to $244,054 for the previous three months ended October 31, 2005.

Our sales and marketing expenses consist primarily of compensation and related costs for ramping up efforts around marketing, associated personnel, travel and entertainment and other related costs. We expect sales and marketing expenses to increase as a percentage of sales as we continue to increase business and strategic clients to further our sales and marketing initiatives.

SG&A for the three-month period ended January 31, 2006 was $276,475 consisting primarily of compensation, Professional fees including both legal and accounting, costs associated with Securities agreements and compliance reporting. We expect our general and administrative expenses to decrease as a percentage of our annual revenues in the future if and as revenues increase.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2006, the Company had assets and liabilities of $105,889. Our independent auditors, who audited our financial statements for the period ended July 31, 2005, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholders' deficit. In addition, the Company must deal with the litigation and claims described in Part II Item I of this Form 10-QSB under the heading "Legal Proceedings."

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

We continue to incur substantial losses
We incurred a loss in the quarter ending January 31, 2006 of $133,420 compared to a year over quarter of $258,711 for the same period ended January 31, 2005

In the past we depended upon a limited number of customers.
The Company use to depend upon a limited number of customers in the period ended July 31, 2005, and prior. The Company has taken great strides to minimize that risk during the period ending January 31, 2006 and going forward. The Company anticipates that with the diverse customers within the sales channel referred to as enterprise sales, it's able to withstand customer churn going forward.

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

As of January 31, 2006, our founders, officers and directors beneficially owned approximately 32% of our common stock on a fully diluted basis. In addition, our employees own additional shares and rights to acquire shares. Their interests could conflict with yours; significant sales of stock held by any or all of them could have a negative effect on our stock price; shareholders may be unable to exercise control. As a result, the founders, officers and directors will have significant ability to: (1) elect or defeat the election of our directors; (2) amend or prevent amendment of our articles of incorporation or bylaws; (3) effect or prevent a merger, sale of assets or other corporate transaction; and control the outcome of any other matter submitted to the stockholders for vote.

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

Employees:

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

As of January 31, 2006, the Company has broken down each employee under the following subsidiary below: Six work directly within Mobile Reach Technologies, Inc., as follows:

     -    One in Management & Administrative
     -    One in Sales and Marketing
     -    Four in Development and Technology

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of July 31, 2005 audited financials, October 31, 2005 unaudited financials and January 31, 2006 unaudited financials that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act), are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended January 31, 2006 , there were no changes in our "internal" controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

During the fiscal year ended July 31, 2005, and July 31, 2006 the Company had not had their interim financial statements, contained in forms 10-QSB, reviewed by an independent certified public accountant as required by the Security and Exchange Commission.

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the stockholders of the Company during the reporting period.

ITEM 5    OTHER INFORMATION

Subsequent Events of Operations

During the reported period, the Company's management team continued to operate its core business and seek additional profitable businesses. As a result the management and Board of Directors utilized such information as revenue projections, capital needs and market analysis of its competitors. The company had to make a determination of the company potentially accepting any further liability and closing any one or all of its subsidiaries.

On February 1, 2006 the Company filed an 8K with the Commission in regards to a Letter of Intent it entered into on January 26, 2006 with Crystal Hospitality Holdings, Inc. The agreement calls for Mobile Reach International, Inc. to acquire all the outstanding shares of Crystal Hospitality Holdings in exchange for up to ten million shares of the registrant's common stock. The agreement called for five million common shares to be issued at closing and an option five million common shares under the following conditions.

If the transaction is consummated, the aggregate consideration for the Business will be 5,000,000 shares of the Company's common stock, payable at closing. As additional consideration for the Business to be purchased, Buyer shall deliver into an escrow account (the "Escrow Account"), an additional 5,000,000 shares of the Company's common stock issuable to Crystal which shall vest to Crystal provided the Business meets any of the following vesting condition:

     A) If during the 2006 calendar year, the Business achieves minimum revenue of $80,000,000, or a minimum EBITDA of $3,000,000, and then 5,000,000 shares of the Company's common stock shall be released to Crystal;

     B) If during the 2006 calendar year, the Business fails to achieve the amounts as provided in A above, and provided the business achieves a minimum revenue of $50,000,000, and a minimum EBITDA of $1,500,000, then 2,500,000 shares of the Company's common stock shall be released to Crystal;

     C) If Crystal has not qualified for vesting of the full number of shares as provided in Section A above, then during the 2007 calendar year, if the Business achieves minimum revenue of $80,000,000, or a minimum EBITDA of $3,000,000, then 2,500,000 shares of the Company's common stock shall be released to Crystal.

The closing of the transaction is subject to the negotiation of a definitive Stock Purchase Agreement and other closing conditions as set forth in the Letter of Intent. As of the time of this report the Company has not completed the Definitive Stock Purchase Agreement.

During the period ended January 31, 2006 the Company submitted a registration withdrawal request to the Commission on February 2, 2006. The Company believes its cash requirements will require additional fund raising that would have affected the current registration statement terms. At the time of this report, the Company continues to explore options for fund raising but has not raise additional capital that would require registration requirements.

On March 10, 2006 ("Effective Date"), Mobile Reach Technologies, Inc., (the "MRT"), a wholly-owned subsidiary of Mobile Reach International, Inc., and Spectrum Mobile, Inc. ("Spectrum Mobile") entered into a License Agreement (the "License Agreement") whereby MRT granted Spectrum Mobile the right to use, sublicense and distribute the mobile software products owned by MRT. MRT will receive a royalty payment of five percent for the first two years of the License Agreement, with a sliding royalty for years three and four of the License Agreement. Additionally, the License Agreement provides that MRT will receive a portion of the proceeds of any sale of Spectrum Mobile or its assets based on the length of time between the Effective Date and the sale. The portion of a sale that MRT is entitled to receive in the event of a sale is capped at $250,000.

Spectrum Mobile is owned by a group of former MRT employees. Each former employee of MRT who is either an owner and/or an employee of Spectrum Mobile was required as part of the License Agreement to enter into a Settlement and Release Agreement (the "Settlement Agreement") whereby the Company and MRT are released from all claims the individual might have.

The foregoing description is qualified in its entirety by the License Agreement and the Settlement Agreement attached to the Company's 8K dated March 16, 2006.


Change In Company's Board and Management Team

At the conclusion of the quarter ending January 31, 2006 the Company received the resignation of two of its Directors, Both Mr. Richard Rosenblum and Mr. David Stefansky - successors were named and ratified during the same period and filed with the commission on February 10, 2006. New Directors Mr. Hank Cohn and Mr. Tony Soich will serve the Companies Board of Directors until its next annual meeting or substitute is elected.

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


Date: January 16, 2006                      /s/  Alan Christopher Johnson
                                            ----------------------------------
                                                 Alan Christopher Johnson,
                                                 Chief Executive Officer