Form 10QSB
period 2006-04-30
CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.
filed 2006-06-21
CIK 1069322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission File Number 000-29313
CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.
(Name of small business issuer in its charter)
Delaware	20-0121007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
641 Shunpike Road - Suite 333 - Chatham, NJ 07928
(Address of principal executive offices & zip code)
973-644-0900
Registrant's telephone number, including area code:

(Former Name or Former Address, if Changed Since Last Report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes
☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes
☑ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes
☐ No
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,582,928
Transitional Small Business Disclosure Format (Check one):
☐ Yes
☑ No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.
BALANCE SHEET
(UNAUDITED)
PERIOD ENDED APRIL 30, 2006

4/30/06
ASSETS
CURRENT ASSETS
Cash	$ 3,995
Prepaid expenses and other current assets	50,000

Total current assets	53,995

OTHER ASSETS:
Intangible assets - net of amortization	4,896,666
Other assets	-

4,896,666

4,950,661

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	525,688
Accrued expenses	1,191,036
Notes payable - related party	264,456
Current portion of long-term debt	54,211

Total current liabilities	2,035,391

NON-CURRENT DEBT:
Long term debt - net of current portion	6,014,654
Debentures	350,000
Other liabilities	30,000

6,394,654

STOCKHOLDERS' EQUITY
Common stock	23,012
Retained earnings	(3,502,396)

(3,479,384)

$ 4,950,661

See Notes to consolidated financial statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.
CONSOLIDATED STATEMENT OF INCOME
THREE MONTH ENDED APRIL 30, 2006 AND APRIL 30, 2005.
(UNAUDITED)

		12/8/2005
	Quarter to	(Date of Inception)	Prior Year	Prior Year
	Date	to	Qtr to Date	to Date
	4/30/2006	4/30/2006	4/30/2005	4/30/2005

REVENUE:
Gross revenue	$ -	$ -	$ -	$ -

	-	-	-	-

COST AND EXPENSES:
Cost of goods sold	152,620	152,620	-	-
General and administrative expenses	534,298	611,169	-	-
	686,918	763,789	-	-

OPERATING INCOME	(686,918)	(763,789)	-	-

OTHER INCOME (EXPENSES)
Depreciation & amortization	(125,000)	(125,000)	-	-
Interest expense	(47,530)	(47,530)	-	-
Loss on sale of assets	-	-	-	-
Liabilities in excess of asset
on purchase	(2,566,077)	(2,566,077)	-	-
Other income	-	-	-	-

	(2,738,607)	(2,738,607)	-	-

NET INCOME (LOSS)	$ (3,425,525)	$ (3,502,396)	$ -	$ -

WEIGTED AVERAGE NUMBER OF SHARES	11,454,229	11,502,491

LOSS PER SHARE	$ (0.30)	$ (0.30)

See Notes to consolidated financial statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED APRIL 30, 2006
AND NINE MONTH PERIOD ENDED APRIL 30, 2006
(UNAUDITED)

	Quarter to Date	Year to Date
	2006	2006

Net income	$ (3,425,525)	$ (3,502,396)

Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Gain or loss on disposal of fixed assets	7,668	-
Liabilities in excess of assets	2,566,077	2,566,077
Depreciation and amortization	125,000	125,000
Changes in operating assets and liabilities:
Decrease in investments held for sale	38	-
Decrease in accounts receivable	57,259	-
Increase in other current assets	(49,909)	(50,359)
Decrease in deferred revenue	(58,243)
Increase in accounts payable	162,096	117,527
(Increase) decrease in accrued expenses	330,360	460,678

Total adjustments	3,140,346	3,218,923

Net cash used in operations	(285,179)	(283,473)

Cash flows from financing activities:
Payments on related party debt	116,746	-
Proceeds on short term notes payable	151,965	264,456
Proceeds from sale of stock	-	23,012

Net cash provided by (used in)
financing activities	268,711	287,468

NET INCREASE (DECREASE) IN CASH	(16,468)	3,995

CASH AT BEGINNING OF PERIOD	20,463	-

CASH AT END OF PERIOD	$ 3,995	$ 3,995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Non-cash activities:
Exchange of debt for intangible assets		$ 5,021,307

Acquisition of Mobile Reach International and Subsidiaries, Inc.
Assets assumed:
Cash		$ 292

Liabilities assumed:
Accounts payable		408,453
Accrued expenses		712,397
Debt		1,065,519
Convertible debentures & other liabilities		380,000

		2,566,369

Net liabilities exceeding net assets		$ (2,566,077)

See Notes to consolidated financial statements

Consolidated Changes in Stockholders' Equity
April 30, 2006 and 2005

	Common Stock
	Shares	Amount	Accumulated Deficit	Total

Balance at December 8, 2005	-	$ -	$ -	$ -

Common stock issued to Crystal International Travel Group, Inc. stockholders	200	23,012	-	23,012

Net loss	-	-	(76,871)	(76,871)

Balance at January 31, 2006	200	23,012	(76,871)	(53,859)

Common stock owned by Mobile Reach International, Inc. stockholders	4,322,543	-	-	-

Shares issued for retirement of debt	260,385	-	-	-

Common shares issued in merger to Crystal International Travel Group, Inc. stockholders	6,999,800	-	-	-

Net loss	-	-	(3,425,525)	(3,425,525)

Balance at April 30, 2006	11,582,928	$ 23,012	$ (3,502,396)	$ (3,479,384)

NOTES TO FINANCIAL STATEMENTS

For the period ended April 30, 2006

Note 1 – Summary of Significant Accounting Policies:

These unaudited consolidated financial statements have been prepared in accor dan
ce with accounting principles generally accepted in the
United States of America
for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the
United States of America
for complete audited financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2005. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at April 30, 2006, and the results of its operations for the three months ended April 30, 2006 and 2005, and cash flows for the three months ended April 30, 2006 and 2005. The results of operations for the three months ended April 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

Principles of consolidation: On April 17, 2006, effective April 29, 2006, Crystal International Travel Group, Inc (formerly Mobile Reach International, Inc.) (the "Company") completed a share exchange with the stockholders of Crystal Hospitality Holdings, Inc., a
Delaware
corporation ("CHH"), pursuant to a Share Exchange Agreement (the "Exchange Agreement"), by and among the Company, CHH and the holders of the outstanding capital stock of CHH (the "CHH Stockholders").
As a result, CHH is now a wholly owned subsidiary of the Company. The Company has accounted for this share exchange using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The share exchange has been treated as a reverse acquisition of the Company by CHH, due to the stockholders of CHH receiving 60.4 percent of the voting rights of the combined entity. The Company did not record any amount for goodwill on this share exchange; the Company did record $2,566,077 of expense representing the amount that Mobile Reach International, Inc.'s liabilities exceeded assets on April 29, 2006. The consolidated financial statements include the results from operations for CHH from December 8, 2006 (date of inception) through April 30, 2006, and the results from operations for Mobile Reach International, Inc. for April 30, 2006 only. Mobile Reach Technologies, Inc. is the Company's only current operating subsidiary.

Concentrations of Credit Risk: The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.
The Company maintains its cash balances with multiple reputable financial institutions in the form of demand deposits.

Revenue Recognition: For software arrangements with multiple elements, revenue is recognized using the residual method prescribed by SOP 98-9, "Modification of SOP 97-2 'Software Revenue Recognition' with Respect to Certain Transactions."
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

Recent Accounting Pronouncements

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period.
Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of January 1, 2006. Compensation cost for stock options issued on March 16, 2006 was recognized prior to the merger with CHH.

In March 2005, the U.S. Securities and Exchange Commission, or SEC,

released Staff Accounting Bulletin 107, "Share-Based Payments," ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides gui dan
ce related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The Company and management is reviewing SAB 107 in conjunction with its review of SFAS 123R.

Nonmonetary Exchange

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange.

SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's current financial condition or results of operations.

Conditional Asset Retirement

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47 - "Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS 143 (FIN No. 47). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the three month period ended April 30, 2006.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB 3 (SFAS No.154). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

Note 2 - Going Concern:

As shown in the accompanying financial statements, the Company has sustained a net loss of $3,425,525 during the three months ended April 30, 2006. As of the same period, the Company is in default on certain notes, payroll taxes and other payables. As a result, cash currently available is not sufficient to support the Company's operations for the next year.
In order to meet the cash requirements for the remainder of the year, the Company needs to either raise additional capital through public or private financing or acquire a suitable business as another subsidiary to offset the cash needs.
Subsequent to the balance sheet date, the Company obtained additional financing (see Note 9 - Subsequent events).
The Company is attempting to raise additional capital.
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

Note 2 – Intangibles:

In March 2006, the Company purchased intangible assets from another company. These assets include a customer database which is amortized over an estimated useful life of twenty-four months. In addition, the Company purchased registered trademarks that for generally accepted accounting principles purposes are considered to have an indefinite life, and do not allow amortization. These trademarks are subject to annual impairment testing.

Intangible assets at April 29, 2006, consisted of the following:

Customer database – net of amortization of $125,000

$1,375,000

Trademarks

3,521,666

Note 3 – Pro-forma information:

The following pro-forma data summarizes the results of operations for the period ended April 30, 2006, as if the merger with Mobile Reach
International, Inc. and Subsidiaries had been completed August 1, 2005:

	Three Months Ended 4/30/2006	Nine Months Ended 4/30/2006
Net revenue	$ 41,938	$ 374,426
Operating loss	(683,710)	(3,502,396)
Loss per share - basic and diluted	(0.06)	(0.30)

Note 3 - Notes Payable:

Notes payable at April 30, 2006 consisted of the following:

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
Note payable for accrued wages; bearing interest at six percent; due and payable with interest at the earliest of (a) Company obtaining debt or equity funding greater than $1,000,000 in a quarter or (b) Company earns revenues of $1,000,000 in a quarter

Note payable for F.S. SunTours purchase of 84 monthly payments of $100,000 of principle and interest discounted at 5.5 percent

Note 4 - Convertible Debentures:

March 2004, the Company issued $525,000 of five percent convertible debentures that mature on March 15, 2007. The debentures were convertible into Company's common stock at a conversion price of $0.16 per share.
In an effort to entice the debenture holders from this series of debentures to invest the second series mentioned later, the Company agreed to re-price the conversion feature and the warrants of the March 2004 issuance to $0.01 per share through a settlement agreement signed by all parties.
All interest and penalties accrued through March 2005 on the five percent debentures was treated additional paid-in capital on warrants issued with the March 2005 series debenture mentioned below.
Interest accrued on debentures that are converted into common stock may be paid in cash or with common stock (conversion price $0.01 per share). In connection with the issuance these debentures, the Company issued 12,202 common stock purchase warrants at original exercise price of $0.32 per share.
However, as part of the settlement agreement, these warrants were also re-priced to $0.01 per share.
The warrants expire March 31, 2006 and $175,000 of the warrants were exercised prior to the merger with CHH.

March 2005, the Company began offering a second series of convertible debentures. This series required investors from the March 2004 series to invest minimum of twenty percent over and above the value of their holdings in the March 2004 series.
This series of convertible debentures mature April 27, 2007 have an interest rate of eight percent. The debentures are convertible into Company's common stock at a conversion price of $0.01 per share.
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
These warrants expire April 27, 2010 and no warrants were exercised at April 30, 2006.

Subsequent to the March 2005 offering, the Company received an additional $750,000 in funding on the March 2005 eight percent convertible debentures.
The additional debentures included 1,217,532 in common stock purchase warrants with an exercise price of $0.0077 per share expiring April 20, 2010.

Note 6 - Shares Outstanding:

For the period ended April 30, 2006, the Company's common stock issued and outstanding was 11,582,928.
During the period the company issued its shares as follows: Securities issued - 7,000,000 shares issued in connection with the merger with
Crystal
, 260,385 shares were issued to retire debts of the Company, during the period.
The balance of the Company's issuances for the period were made up of Warrants from Debentures from the previous quarter in connection with an August 2005 convertible note at an exercise price of $0.617 per share expiring April 20, 2010.
Loss per share: The Company calculates loss per share in accor dan
ce with SFAS No. 128, "Earnings per Share", which requires the presentation of basic and diluted earnings per share.
Basic loss per share excludes dilution and is computed by dividing loss by the weighted-average number of common shares outstanding for the period.
Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential common shares are excluded from the computation of diluted earnings per share when a loss exists because the effect would be anti-dilutive.

Note 7 – Related Party Transactions:

On February 10, 2006,
Crystal
completed an initial launch of the www.SunTrips.com website which offers these services through N-Porta (see Note 8 – Other Matters for further details).
Payment for the initial four months of services was provided by a loan to the Company from Crystal Finance LLC, an entity owned by the members of the management of the Company. The amount of the loan is included in notes payable
Crystal Finance LLC received a credit from N-Porta for services provided to N-Porta, which were unrelated to the agreement between the Company and N-Porta. The balance is included in prepaid expenses.

During the period ended April 30, 2006, a corporation related through common ownership and another corporation that is a stockholder made advances to the Company totaling $264,456. Principle and interest of five percent is due on each note one year from the date of the note. These notes are included in current liabilities as notes payable – related parties.

Spectrum Mobile—
On March 10, 2006, Mobile Reach Technologies, Inc., (the "MRT"), a wholly-owned subsidiary of Mobile Reach International, Inc., the name of the Company prior to the name change to Crystal International Travel Group Inc and Spectrum Mobile, Inc. ("Spectrum Mobile") entered into a License Agreement (the "License Agreement") whereby MRT granted Spectrum Mobile the right to use, sublicense and distribute the mobile software products owned by MRT.

Under the terms of the agreement MRT will receive a royalty payment of five percent for the first two years of the License Agreement, and additional royalties during years three and four of the License Agreement based upon a sliding scale.
In addition, during the first two years from the effective date of the Agreement, each single transaction that generates a license fee of greater than $100,000 to Spectrum Mobile, if any, the Company will receive bonus royalties ranging from 10 to 20 percent.
Additionally, the License Agreement provides that MRT will receive a portion of the proceeds of any sale of Spectrum Mobile or its assets based on the length of time between the Effective Date and the sale.
The portion of a sale that MRT is entitled to receive in the event of a sale is will not exceed $250,000 reduced by any royalty payments received by the company during the period.

Spectrum
Mobile
is owned by a group of former MRT employees.
Each former employee of MRT who is either an owner and/or an employee of Spectrum Mobile were required as part of the License Agreement to enter into a Settlement Agreement (the "Settlement Agreement") whereby the Company and MRT were released from all claims the individual might have.

The company has reason to believe that License Agreement may be inadequate in several material respects and is currently conducting a review of the transaction, and will determine if any action is required with respect to the transaction.

Note 8 - Other Matters:

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

SunTrips – On March 3rd, 2006 Crystal Hospitality Holdings Inc., (Crystal) consummated a transaction with F.S. SunTours, Inc., a wholly owned subsidiary of One Travel Holdings, Inc., whereby Crystal purchased various assets, including but not limited to, the brand name SunTrips, the domain name Suntrips.com, 1 800 Sun Trips and customer lists.

As consideration for the transaction,
Crystal
agreed to pay $100,000 per month for 84 months for a total of 8.4 million dollars.
At the time of the consummation of the transaction, F.S. SunTours, Inc, had substantial debt.
Crystal
received the right, but not the obligation to settle with various creditors of F.S. SunTours, Inc., which settlements would result in a credit to
Crystal
against the purchase price.
As a condition of the transaction,
Crystal
obtained a settlement agreement with one such creditor MyTravel USA Holdings, Inc. ("MyTravel")

As a result of the settlement with MyTravel,
Crystal
received a credit of approximately 1.9 million dollars against the purchase price, and no additional payment is due until November 2008.
Crystal
is currently in negotiations with various other creditors of F.S. SunTours and may receive additional credits against the purchase price.

MyTravel Canada Holidays, Inc.– On March 8th, 2006
Crystal
entered into a services agreement with MyTravel, a wholly owned subsidiary of MyTravel Holdings, PLC.
MyTravel provided various services to F.S. SunTours, Inc., including but not limited to purchase of bulk hotel rooms and coordination of ground transportation services for passengers.
As a condition of the purchase agreement with F.S. SunTours, Inc.
Crystal
was required to obtain a release from MyTravel in favor of F.S. SunTours, Inc.
As consideration for the release and for receipt of ongoing services from MyTravel,
Crystal
entered into a services agreement with MyTravel.

The services agreement provides
Crystal
to make aggregate payment to MyTravel of $5,115,000.00 over a term beginning on the date of the agreement and ending on October 1, 2011.
To date Crystal and MyTravel have failed to fully agree upon all of the services to be provided to
Crystal
, however, the services are expected to include but not be limited to services similar to those provided by MyTravel to F.S SunTours.
To date the Company has not made any payments to MyTravel, nor has Company received significant services from MyTravel.

The Company may be in default of the agreement however; the Company is involved in ongoing discussion with MyTravel and is attempting to reach a mutually acceptable resolution.

N-Porta – On March 15, 2006.
Crystal
entered into an agreement with N-Porta to provide a fully hosted solution for
Crystal
to offer on-line travel services including but not limited to airline reservation and booking, hotel reservation and car rental services.
The agreement provides for the aggregate payment of $3,000,000.00 over a term of 60 months at a cost of $50,000 per month.

N-Porta provided various services through third parties and has not been able to provide a full accounting of the transaction generated by the SunTrips.com website.
The Company is in discussion with N-Porta regarding the services to be provided and terms of this Agreement, which may result in significant changes to the relationship.

Note 9 – Subsequent Events:

Bridge Financing – On May 9, 2006 the Company disclosed in a Form 8-K filing with the SEC the first stage of a financing in which $400,000 of short term bridge financing was secured.
On May 17, 2006 an additional $100,000 was raised in connection with this financing (and Form 8-K was filed for the reporting of the additional proceeds).
The terms of the financing are that the facility matures at the earlier of November 1, 2006 or the closing of a financing which results in gross proceeds of at least $2,000,000 being delivered to the Company.
The facility bears a 9% interest rate and the total principle and interest are due at the earlier of November 1, 2006 or the closing of a financing defined above.

Note 10 – Legal proceedings:

Subsequent to the balance sheet date, the Company was served with legal documents naming it as a defen dan
t in 2 lawsuits.
Management is in the process of reviewing both matters and intends to put forth a vigorous defense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our business and results of operations in conjunction with the consolidated financial statements included herein. The results shown in this 10-QSB are not necessarily indicative of the results we will achieve in any future periods.

Results of Operations

Revenues and expenses presented on the consolidated statement of income for April 30, 2006, represents the results of operations for Crystal International for the period December 8, 2006 (date of inception) through April 30, 2006 and the results of operations for Mobile Reach International, Inc. for April 30, 2006 only. Since Mobile Reach International's subsidiary Mobile Reach Technologies, Inc. is the only current operating subsidiary, for discussion purposes, Mobile Reach International's results of operations prior to April 30, 2006 will be included in the following sections.

Nine months ending April 30, 2006 Compared to April 30, 2005

REVENUES:

Our revenues primarily comprise of licensing and services fees, which we recognize as revenue when the product or services are provided to the client.
The unaudited consolidated financial data; is provided for comparative purpose only and does not claim to be indicative of the actual financial position or results of the Company's carry forward operations.

Revenues for Mobile Reach International, Inc. for the nine-month period ended April 30, 2006 was $374,426, representing a decrease of 20% from $468,181 for the nine-month period ended April 30, 2005. The decrease in revenues is the result of the Company entering into a license agreement with former employees on March 10, 2006, which will pay the Company over the next 4 years a license fee for use of proprietary products of the Company but from the date of the agreement through the end of the period generated no additional revenues.
The Companies deferred Revenues for the same period decreased to $0 from $53,810. Total Net losses for the nine-month period ending April 30, 2006 was $1,208,305, compared to $693,660 for the previous nine months ended April 30, 2005.

GENERAL AND ADMINISTRATIVE EXPENSES:
Combined general and administrative expenses of Crystal and Mobile Reach International for the nine-month period ended April 30, 2006 was $1,267,141 representing an increase of 20% over Mobile Reach International's $1,053,298 for the nine-month period ended April 30, 2005.
General and administrative consisting primarily of compensation, Professional fees including both legal and accounting, costs associated with Securities agreements and compliance reporting. The increase in general and administration reflects the increase in professional fees associated with the merger with Crystal Hospitality Holdings, Inc. (Crystal), Crystal's acquisition of certain assets of FS SunTours, Inc., and the license agreement with Spectrum Mobile(described above).

Three Months ending April 30, 2006 Compared to Three Months ending April 30, 2005

REVENUES:

Revenues for Mobile Reach International, Inc. for the three-month period ended April 30, 2006 was $41,938, representing a decrease of 20% from $62,567 for the three-month period ended April 30, 2005. Total Net losses for the three-month period ending April 30, 2006 was $631,454, compared to $283,332 for the previous three months ended April 30, 2005.

GENERAL AND ADMINISTRATIVE EXPENSES:

Combined general and administrative expenses of Crystal and Mobile Reach International for the three-month period ended April 30, 2006 was $1,267,141 representing an increase of 20% over Mobile Reach International's $1,053,298 for the three-month period ended April 30, 2005.
General and administrative consisting primarily of compensation, Professional fees including both legal and accounting, costs associated with Securities agreements and compliance reporting.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2006, the Company had an accumulated deficit of $9,968,390. Our independent auditors, who audited our financial statements for the period ended July 31, 2005, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholders' deficit. In addition, the Company must deal with the litigation and claims described in Part II Item I of this Form 10-QSB under the heading "Legal Proceedings."

Subsequent to the balance sheet date, management has arranged for a short-term interim credit facility totaling $500,000.
In addition to this facility, management is actively working on completing a new equity offering totaling $3,000,000 to 4,000,000 for which a term sheet has been signed.
After completing the equity sale, management believes the Company will have adequate cash flow to fund operations for at least the next 12 months.

OTHER SIGNIFICANT MATTERS

On April 17, 2006 the Company completed a reverse merger with Crystal Hospitality Holding, Inc. (Crystal).
The shareholders of
Crystal
acquired approximately 60.4% of the voting shares of the Company.
As discussed in the Liquidity and Capital Resources section above, the new management has arranged for short term financing and is actively working to complete a new equity offering.
No other equity in the Company has been sold.
Management of the Company has been able to stabilize the operations of the Company and no new defaults on existing Mobile Reach debts have occurred.
Significant market risk exists as a result of the previously existing financial issues of the Company and the change in ownership and business focus.

The membership of the board of directors has changed as a result of the
Crystal
merger.
A former employee member of the board resigned and terminated his employment with the Company.
Another former employee terminated his employment but remained on the board.
The Company filled the openings on the board with 3 new employee members and 1 new independent director.

Item 3. Controls and Procedures.
EVALUATION OF OUR DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and management's assessment of the potential effect of the material weakness described below, our Chief Executive Officer (and Principal Accounting Officer) concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our financial statements are presented in conformity with generally accepted accounting principles.

Our company is not an accelerated filer (as defined in the Securities Exchange Act) and is currently not required to deliver management's report on our internal control over financial reporting until our fiscal year ended July 31st, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Subsequent to the balance sheet date, the Company was served with legal documents naming it as a defendant in 2 lawsuits.
Management is in the process of reviewing both matters and intends to put forth a vigorous defense.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

not applicable

Item 3. Defaults Upon Senior Securities.
not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

not applicable

Item 5. Other Information.

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

SunTrips – On March 3rd, 2006 Crystal Hospitality Holdings Inc., (Crystal) consummated a transaction with F.S. SunTours, Inc., a wholly owned subsidiary of One Travel Holdings, Inc., whereby Crystal purchased various assets, including but not limited to, the brand name SunTrips, the domain name Suntrips.com, 1 800 Sun Trips and customer lists.

As consideration for the transaction,
Crystal
agreed to pay $100,000 per month for 84 months for a total of 8.4 million dollars.
At the time of the consummation of the transaction, F.S. SunTours, Inc, had substantial debt.
Crystal
received the right, but not the obligation to settle with various creditors of F.S. SunTours, Inc., which settlements would result in a credit to
Crystal
against the purchase price.
As a condition of the transaction,
Crystal
obtained a settlement agreement with one such creditor MyTravel USA Holdings, Inc. ("MyTravel")

As a result of the settlement with MyTravel,
Crystal
received a credit of approximately 1.9 million dollars against the purchase price, and no additional payment is due until November 2008.
Crystal
is currently in negotiations with various other creditors of F.S. SunTours and may receive additional credits against the purchase price.

MyTravel Canada Holidays, Inc.– On March 8th, 2006
Crystal
entered into a services agreement with MyTravel, a wholly owned subsidiary of MyTravel Holdings, PLC.
MyTravel provided various services to F.S. SunTours, Inc., including but not limited to purchase of bulk hotel rooms and coordination of ground transportation services for passengers.
As a condition of the purchase agreement with F.S. SunTours, Inc.
Crystal
was required to obtain a release from MyTravel in favor of F.S. SunTours, Inc.
As consideration for the release and for receipt of ongoing services from MyTravel,
Crystal
entered into a services agreement with MyTravel.

The services agreement provides
Crystal
to make aggregate payment to MyTravel of $5,115,000.00 over a term beginning on the date of the agreement and ending on October 1, 2011.
To date Crystal and MyTravel have failed to fully agree upon all of the services to be provided to
Crystal
, however, the services are expected to include but not be limited to services similar to those provided by MyTravel to F.S SunTours.
To date the Company has not made any payments to MyTravel, nor has Company received significant services from MyTravel.

The Company may be in default of the agreement however; the Company is involved in ongoing discussion with MyTravel and is attempting to reach a mutually acceptable resolution.

N-Porta – On March 15, 2006.
Crystal
entered into an agreement with N-Porta to provide a fully hosted solution for
Crystal
to offer on-line travel services including but not limited to airline reservation and booking, hotel reservation and car rental services.
The agreement provides for the aggregate payment of $3,000,000.00 over a term of 60 months at a cost of $50,000 per month.

N-Porta provided various services through third parties and has not been able to provide a full accounting of the transaction generated by the SunTrips.com website.
The Company is in discussion with N-Porta regarding the services to be provided and terms of this Agreement, which may result in significant changes to the relationship.

Item 6. Exhibits and Reports on Form 8-K.
EX-31.1	CERTIFICATION OF CEO PER SECTION 302
EX-31.2	CERTIFICATION OF CFO PER SECTION 302
EX-32.1	CERTIFICATION OF CEO PER SECTION 906
EX-32.2	CERTIFICATION OF CFO PER SECTION 906

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 21, 2006	By:	/s/ Fabrizzio Busso Campana
Fabrizzio Busso Campana Chief Executive Officer