Form 10QSB/A
period 2006-04-30
CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.
filed 2006-06-22
CIK 1069322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______
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

Date: June 22, 2006	By:	/s/ Fabrizzio Busso Campana
Fabrizzio Busso Campana Chief Executive Officer