Form 10KSB
period 2006-07-31
CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.
filed 2006-11-14
CIK 1069322

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended July 31, 2006

Commission File No.: 000-29313

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-0121007
(State of incorporation)	(I.R.S. Employer Identification No.)

2160 Headquarters Plaza 10th Floor Morristown, New Jersey	07960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (973) 644-0900

Securities registered pursuant to Section 12(b) of the Act:   Common Stock, $.0001 par value

Securities registered pursuant to Section 12(g) of the Act:   None

Name of each exchange on which registered:   OTC Electronic Bulletin Board

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The Registrant’s revenue for fiscal year ended July 31, 2006 was ($11,027,335)

As of October 31, 2006, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant issued and outstanding on such date was $558,700. This figure is based on the closing sales price of $0.085 a share of the Registrant’s common stock on November 13, 2006.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the last practicable date.

Common Stock, $.0001	12,347,946
(Class)	(Outstanding at October 31, 2006)

Transitional Small Business Disclosure Format    No ☒

Documents Incorporated by Reference: None

Statements contained in this Annual Report on Form 10-KSB include forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in the Annual Report on Form 10-KSB, including statements about our strategies, expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market size and growth, and return on investments in products and market, are based on information available to us on the date of this document and we assume no obligation to update such forward looking statements.

PART I

Item 1. Business.

BUSINESS

Company History

We were incorporated in the State of Delaware in July 2003. At the time of incorporation, we were a wholly-owned subsidiary of Asphalt Paving International, Inc. (“API”), a company incorporated in the State of Florida in January 1998. API’s shares were publicly traded. However, API conducted no active business.

Immediately following our incorporation, API merged into us and the shareholders of API owned all of our stock. As a result of the merger, we were the surviving corporation in the merger, the state of incorporation of the corporate entity owned by API’s shareholders was changed to Delaware. On August 6, 2003, our shares became publicly traded on the Over-the-Counter Bulletin Board, under the symbol MBRI.

Immediately after the merger with API, we acquired all outstanding shares of Mobile Reach Technologies, Inc. (“MRT”), a North Carolina corporation, in a share exchange with all the shareholders of MRT. As a result of the share exchange, MRT became a wholly owned subsidiary of ours.

On December 17 2003, Mobile Reach International, Inc. entered into an Agreement of Plan of Merger with Waves Consulting Group, Inc. by and between MRI Acquisitions Corp. As a result, Waves Consulting Group became a wholly owned subsidiary of ours.

We conduct all our business through our subsidiaries, Crystal Hospitality Holdings, Inc., MRT and Mobile Reach Solutions, Inc., formally Waves Consulting Group, Inc.

On August 23, 2005, we acquired all outstanding shares of Objective Spectrum, Inc. for 375,000 shares of our Common Stock. On April 17, 2006, we acquired all outstanding shares of Crystal Hospitality Holidays, Inc. Shortly thereafter, on May 19, 2006, we changed our name to Crystal International Travel Group, Inc. and began trading under the symbol CINT.

General Description of Our Business

We are a hospitality company that provides multiple travel products and services to including but not limited to air, car, cruise and hotel reservations, tours and excursions, travel documentation assistance. Our goal is to merge the knowledge, reliability and human touch of a sales team of travel professionals with technology available, while striving to offer excellent customer service and ease, speed and flexibility of online travel. We have assembled a management team of professionals with extensive experience in the travel industry to grow and manage the business.

This team has on average over 20 years of experience in the industry. Mr. Fabrizzio P. Busso-Campana’s resume includes senior level positions for Club Med, Celebrity Cruises, Royal Caribbean Cruise Lines and MGM Grand Corporation. Ms. Teresa Rae Hanneman’s resume includes MGM Grand Corporation, CheapSeats, and senior level positions within Club Med. Mr. Peter Wright’s resume includes senior level positions with The CMI Network, and Apple Vacations. Mr. Richard Sardiello’s resume includes senior level positions with ATA airlines and Club Med.

Our business plan is two fold. We are assembling three key components of a travel company. These include (i) the creation of a nationally recognized hospitality brand with customers who are actively buying travel products; (ii) a fully licensed travel agency to handle negotiations and contracts with industry suppliers, as well as day to day operations including, but not limited to, issuing tickets, booking hotels and car rental, customer service, and (iii) a diversified product offering of travel products. Second, we intend to grow organically through the expansion of travel products. Through the acquisition of SunTrips’ brand name and other intellectual property, we came into possession of a well recognized travel brand with 29 years of history and a potential customer database of 270,000 members.

In August, 2006, we purchased for $125,000 in cash all of the outstanding stock of a licensed travel agency doing business as The Travel House, located in Old Bridge, New Jersey, which now serves as an established call center for the fulfillment of the travel sales. We are negotiating with air, car and hotel providers to obtain long term contracts which will enable us to offer attractive rates and packaged tours. We are in the process of launching a new travel product specifically designed for recurring travel consumers and has created a division that will serve the Meetings, Incentives and Corporate Travel segments. Our plan calls for an implementation of aggressive sales and marketing initiatives. We intend to utilize existing travel agents currently active in the market to sell its products. We expect to attract these individuals to the company by offering attractive commission and benefits programs.

Integral to our plan is a focus on personal interaction with our customers. We place emphasis on offering a high service level to customers to counter the current industry trend of moving towards online sales.

Prior to the purchase of the SunTrips assets by the Crystal Hospitality Holdings, Inc., SunTrips was owned by FS SunTours and was a large tour operator in the United States based in San Jose, California serving the Northern California market. FS SunTours suspended SunTrips’ tour operation in February of 2006 due to a variety of operational issues. Specifically, the management of FS SunTours failed to implement a fuel surcharge in 2005 despite rapidly increasing fuel costs. To avoid the same pitfalls that were experienced by Suntrips, we intend to closely monitor all costs and expenses associated with travel products, as well as monitor the market for changes in customer buying patterns, and lastly be proactive to changes in the supply chain form vendors. We intend to leverage the SunTrips intellectual property (brand name, database, sales access points) and believes that it will be able to recapture SunTrips historical business.

Business Strategy

Our business strategy centers around integrating modern marketing and sales tools and techniques with traditional service elements currently found in the travel sector. We use internet vehicles to capture potential customer attention, then directing the prospective clients to our call centers and use travel specialists to close on sales. This approach is contrary to the industry’s online booking model prevalent in the market today. Our business philosophy places a high value on personal interaction with customers.

Our business strategy is as follows:

•                  Leverage the current SunTrips brand;

•                  Expand our operations to include Meetings & Incentives, Special Event Planning and Corporate Travel Businesses; and

•                  Expand our product and service offerings worldwide through the introduction of new travel products and destinations.

Leverage the Current SunTrips Brand.  SunTrips was established over 29 years ago in San Jose, California. Prior to discontinuing operations last year, during the fiscal years 2001 through 2004 it had flown an average of 135,000 passengers per year on charter tour packages to The Azores, Costa Rica, Mexico and Hawaii. During its existence and up to the time of our purchase of the intellectual property, SunTrips has flown over 4,000,000 passengers to date, and SunTrips’ active customer list consists of 270,000 passengers who regularly buy travel either through the call center or via the web site. Last year, 56% of SunTrips travelers bought two or more vacations per year.

We believe that the failure of SunTrips was caused by its prior managements change to the selling of discounted air fare as a stand alone product rather than focusing its efforts on selling complete tour packages to its customers, including air fare, hotel and ground transportation. The selling of air fare only products became a significantly higher percentage of SunTrips’ business and caused it to lose margin obtained from the sale of an entire tour package. In addition, the failure to increase the pricing for air fare only products during a period of rapidly escalating operating cost, caused by increase fuel surcharges, led to significant operating losses for SunTrips. SunTrips has not been operational as a tour operator since March 2006 and only has third party tour package products available. We have had only limited sales of such products but have not obtained material revenue from any such sales, averaging less than $2,500 per month.

The Suntrips intellectual property includes the following:

Toll Numbers: (800) 357-2400, (800) 464-0529, (800) 464-2719, (800) 497-3117, (800) 497-3171, (800) 497-8990, (800) 786-1785, (800) 786-1809, (800) 786-1810, (800) 786-2729, (800) 786-3279, (800) 786-3293, (800) 786-4357, (800) 786-4477, (800) 786-7253, (800) 786-8288, (800) 786-8747, (800) 786-8818, (800) 786-8820, (800) 786-8828, (800) 786-8890, (866) 438-6786, (866) 558-3696, (877) 561-5403, (877) 561-5404, (877) 561-5405, (877) 786-1847 (877) 786-4292, (877) 786-4294, (877) 786-4777, (877) 834-6937, (877) 834-6940, (888) 238-0524, (888) 238-0525, (888) 266-5847 (888) 786-1388, (888) 786-3293, (888) 786-4733, (888) 786-5484 (888) 786-8818, (888) 847-7737, (888) 888-5019, (888) 888-5024 (888) 888-5026, (888) 888-5030

URL / Domain Names: www.suntrips.com, www.snow-trips.com, www.snow-trips.net, www.snowtrips.net, www.oturl.com, www.oturl.net, www.oturl.biz, www.oturl.info, www.suntripsodyssey.com, www.suntripsodysseymagazine.com, www.suntripspass.com, www.suntripspass.net, www.suntripspass.org, Registered Brands / Trademarks: SUNTRIPS™, NOBODY BEATS SUNTRIPS™, VAMONOS™, BOOK ‘EM FARES™, SLIP INTO SOMETHING A LITTLE MORE COMFORTABLE™, PIPELINE TO PARADISE™, HOT DEALS UNDER THE SUN™, SNOWTRIPS™, SUNSATIONAL™, GO MON™

To capitalize on the SunTrips intellectual property, we are initiating a strategic sales and marketing push into the Northern California market via the its database of SunTrips customers, as well as supporting the travel agents community through its preferential agreements with industry suppliers. The initial focus will be to the following destinations; Mexico and Hawaii as well as gradually expanding to destinations in the Caribbean, Asia/Pacific and seasonal markets like Costa Rica and Azores to follow. Unlike SunTrips’ prior operations, the product offering will focus on supplying travel packages using preferential and contracted rates on preferred suppliers rather than via charter aircraft. Other proprietary product offerings such as airline and rental car packages catered to time share transfers will be directed initially to this database of customers and will be designed with around there traditional travel purchases.

We believe that by focusing our efforts on customer services as well as an ongoing series of promotions geared specifically towards these customers based upon their travel habits, industry trends and behavior patterns we will be able to overcome any objections that stem from the failure of Suntrips’ former owners.

Expand our operations to include Meetings & Incentive, Special Event Planning and Corporate Travel Businesses.  As sellers of leisure travel, we have the ability to offer attractive packages to corporations for meeting, incentive, and special event programs by leveraging its bulk buying power. We have formed a Meeting & Incentive and Corporate Travel Services division and have hired an industry professional to establish and grow this segment of the business. The Meeting & Incentive Groups will be offered via a corporate sales force and will be fulfilled through in-house sales agents.

We believe the corporate travel, groups and, meeting and incentive sectors of the industry represent a large opportunity for organic growth. This growth will be attempted though the offering of services to medium and large size corporation, where we will provide customized packaged solutions designed to fulfill their specific needs. The packages could include any combination of travel and hotel arrangements, the booking of conference and catering facilities, and other special interest events tailored specifically for company specific interests.

To effectively expand this segment of our business, we will require the establishment of a solid corporate clientele ranging from medium and large size companies as well as specific contractual agreements with industry vendors to address this type of client’s travel needs. Additionally, there is a great deal of competition from other more established vendors.

Expand our Product and Service Offerings.  We believe a majority of our revenues will come from transactions involving the sale of airline tickets and the booking of hotel reservations, either as stand-alone products or as part of package transactions. We are working to expand our packaged product line as these sales results in higher revenue per transaction, and we also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other offerings.

We intend to continue investing in and growing our domestic points of sale. We anticipate launching an innovative Home Based Agent (HBA) program to support our strategy of returning to the traditional travel agent model. These Home Based Agents will operate full service travel agencies from remote locations. Our program will allow for travel agents to work from their home office or a satellite office and have full access to the IT infrastructure that the company has established (telecommuting) as well as all administrative support. HBA’s will be provide all travel products to include (but not limited to) transportation, hotel accommodations, packaged tours and cruises that are branded with either the company’s own “Sun Trips” brand or with other travel vendors, for instance i.e. cruise operators. Our plan combines the strength of the traditional store front setting with an extensive sales force of seasoned travel experts in the field focusing on the grassroots market.

Future launches may occur through internal growth or through acquisition of third party brands and businesses. We currently do not have additional planned acquisitions, however should attractive candidates arise we we will evaluate an acquisition at that time, including whether we have adequate resources, including cash, to effectively integrate and operate an acquisition.

To induce these agents to join the Crystal team, we will need to develop and execute an innovative compensation plan that encompasses salary, commissions and other benefits as well as ongoing product education, and infrastructural administrative support. Our goal is to have 50 HBAs in place by the end of 2007.

Relationships with Travel Suppliers

We will strive to deliver value to our travel suppliers through a wide range of innovative, targeted promotional strategies designed to increase their revenue, while reducing their marketing transaction and customer service costs. We plan to implement a group of strategic account managers who work directly with travel suppliers to increase the marketing of their travel products through their association with us.

As we are a small company, in order to establish and maintain these relationships effectively, we will begin with a small number of suppliers with specific benchmarks which we will need to hit therefore allowing us to become established and build upon.

Marketing and Promotions

We intend to develop marketing programs to build and maintain the value of our various brands, drive retail and corporate consumer business and increase conversion (calls to booking) through its brands and businesses, while lower ongoing traveler acquisition costs (associated costs of obtaining new customers) and strategically position our brands in relation to one another. Our long-term success depends on our continued ability to increase the overall number of traveler transactions in a cost-effective manner.

Our marketing channels will primarily include direct and/or personalized traveler communications, search engine marketing and online and offline advertising. Our marketing programs and initiatives will also include promotional offers such as coupons and gift cards, frequent traveler club, early booking discounts, etc.

Operations and Technology

Our systems infrastructure and web and database servers are hosted by third-party web hosting suppliers in various locations, in the United States, which provide communication links, as well as 24-hour monitoring and engineering support. The internet hosting facilities have their own generators and multiple back-up systems. Significant amounts of our computer hardware for operating the websites are also located at these facilities. As we grow and resources become available, we plan to invest significantly in its website and technology platform over the next years and will ultimately host in-house all processes.

To successfully implement the operational and technological platform, we will need to integrate various third party software packages and systems, as well as develop our own legacy processes in order to effectively achieve our goals.

Competition

Our competition, which is strong and increasing, includes online and offline travel companies that target leisure and corporate travelers including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services and other companies offering travel search engines including meta-search engines in each case, on a local, regional, national and/or international basis.

We believe that maintaining and enhancing its brands is a critical component of our efforts to compete. We will differentiate its brands from competitors primarily on the fact that it is moving away from the traditional industry models of; the stand alone travel agency, the traditional charter operator, and the corporate travel, meetings and incentives house towards a horizontally integrated group of companies that will sell tour packages, stand alone travel products and corporate travel services on a national basis. An overall redirect of the marketing efforts has been implemented to develop a strong corporate brand identity to communicate a “look and fell” that will effectively be spread throughout the family of companies. Our strategy to offer a limited selection of scheduled air and hotel packages in which only certain hotel chains will be offered (qualified inventory) reflects the strategic alliances that are both in place and being sought. The selection criteria of the hotels centers on experiential data garnished from the travel agent and hospitality community. Primary qualification is to be for a 3-4 star hotels that offer high-quality amenities and service and have a sterling reputation for consistency. The target customer for this segment is mid-income level consumer looking for a vacation that is superior to first-rate but at a value.

Regulation

We must comply with laws and regulations relating to the travel industry and the provision of travel services, including registration in various states as “sellers of travel” and compliance with certain disclosure requirements and participation in state restitution funds. In addition, our vendors are subject to regulation by the U.S. Department of Transportation (DOT), Federal Aviation Administration (FAA), and our business is subject to multiple state specific licensing bodies (such as the California Sellers of Travel licenses) and must comply with various rules and regulations governing the provision of air transportation, including those relating to the Federal Communication Commission’s advertising and accessibility rules.

As we continues to expand the reach of our brands into international markets, we may increasingly be subject to laws and regulations applicable to travel agents in those markets

Employees

Since July 31, 2005 to July 31, 2006, we completed the re-alignment of our core business and made further changes to our overall employee head count.

As of July 31, 2006 we have broken down our employee under the following:

Five work directly within CINT.

Item 2. Properties.

DESCRIPTION OF PROPERTY

We do not own any real property. Our corporate offices are located at in temporary space at 2100 Headquarters Plaza, 10th Floor, Morristown, NJ 07960, and are comprised of approximately 1,500 square feet. We currently have fulfilled our sub-lease requirements and now are sub-leasing month by month at $2,850 per month. We believe that this facility is sufficient to meet our current requirements, until completion of new office space within the same building.

Upon completion of the build out, we plan to sublease approximately 1,679 square feet of space located at 2160 Headquarters Plaza from Crystal Capital Partners, Inc., which is owned and controlled by Peter Gallic, Peter Dugan and Fabrizzio Busso Campana, each of whom are directors of the Company. The sublease will provide for monthly payments of $3,777.75 and shall continue through a term of five years from the date of commencement which is expected to occur on November 1, 2006, with an option to extend for an additional five year.

We occupy approximately 950 square feet of retail space in Old Bridge New Jersey. Our wholly-owned subsidiary, Platinum Hospitality Holdings Inc. which acquired JRM, Inc. d/b/a the Travel House conducts its day to day operation from this location. The Travel House occupies the space under a lease which provides for monthly payments of $1,400, which continues up and until August 2007. We have an option to renew such lease for an additional three year period.

Item 3. Legal Proceedings.

LEGAL PROCEEDINGS

From time to time we are subject to litigation which, if successful, could exceed applicable insurance coverage. With the exception of the below, we are not currently a party to any legal proceedings which are not incidental to our routine business or that we believe will have a material adverse affect on our results of operations.

On July 26, 2006 in the United States District Court for the Middle District of Florida, Michael J. Hewitt, a former Chief Executive Officer of ours, filed a Complaint and Demand for Jury Trial against us alleging that on or about August 4, 2004 he was terminated by us without just cause. Mr. Hewitt is seeking approximately $1.1 million in damages. We believe this suit to be without merit and plan to defend it vigorously.

On September 20, 2006 in the Circuit Court of the Seventh Judicial Circuit in and for St. Johns County, Florida, Paige Bendixsen, a former executive officer of ours, filed a Summons for a demand for jury trial alleging that from the period beginning is 2003 to date, we have breached a number of agreements between Mr. Bendixson and us, including an agreement and plan of merger, an employment agreement and a settlement agreement. Mr. Bendixsen is seeking no less than $75,000 in damages. We believe this suit is without merit and plan to defend it vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended July 31, 2006.

PART II

PRICE RANGE OF OUR COMMON STOCK

Our Common Stock is traded on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc., Automated Quotation System under the symbol “CINT”. Prior to May 19, 2006, our Common Stock was quoted under the symbol “MOBR”. Although trading in our Common Stock has occurred on a relatively consistent basis, the volume of shares traded has been sporadic. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for our Common Stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

	HI	LOW
Fiscal year ending July 31, 2005
First quarter	7.60	2.40
Second quarter	7.20	2.40
Third quarter	3.20	0.68
Fourth quarter	2.80	0.72

Fiscal year ended July 31, 2006(1)
First quarter	3.00	1.20
Second quarter	1.18	0.60
Third quarter	1.20	0.65
Fourth quarter	1.30	0.25

(1)                                  On July 29, 2005, we affected an eighty-for-one reverse split of our Common Stock in an attempt by our Board of Directors to encourage greater interest in us from the financial community and investing public.

As of October 31, 2006, there were approximately 600 holders of record of our Common Stock. We believe that an insignificant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts, consequently, we are unable to determine the exact number of beneficial owners since the effective reverse of our common stock.

We declared no dividends for the period ended July 31, 2006 and have no immediate plans to do so.

Item 6.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of the Company’s business and results of operations in conjunction with the consolidated financial statements attached herein. The results shown in this 10-KSB are not necessarily indicative of the results it will achieve in any future periods.

Financial Discussion

On April 17, 2006 the Company completed a reverse merger with Crystal Hospitality Holding, Inc. (Crystal).  The shareholders of Crystal acquired approximately 50% of the voting shares of the Company.  As discussed in the Liquidity and Capital Resources section above, the new management has arranged for short term financing and is actively working to complete a new equity offering.  No other equity in the Company has been sold.  Management of the Company has been able to stabilize the operations of the Company and no new defaults on existing Mobile Reach debts have occurred.  Significant market risk exists as a result of the previously existing financial issues of the Company and the change in ownership and business focus.

As of July 31, 2006, the Company had not gained complete control over the intangible assets associated with FS Suntours and SunTrips. The customer database had not been delivered and the phone number and websites associated with the trademarks were still in control of FS Suntours. Therefore, the Company recorded an asset impairment charge of $4,896,666 in relation to these assets. Please see Note 6 to the Financial Statements for the period ended July 31, 2006 herein.

Sources of Revenue

Revenues in fiscal year 2006 are from the new operating entity and resulted from travel related services.  In 2005 revenues were derived from the sale of software licenses, services and maintenance as well as equipment (hardware). License and maintenance revenues are normally generated from licensing of our products to end-users and resellers. Service revenues are generated from consulting services sold to end-users and software subscription services provided to customers. As described below:

Year Ended
Sources of Revenue	July 31, 2006	July 31, 2005
Software Licenses, maintenance and support fees	$0	$405,796
Professional Services	0	113,913
Product sales (hardware)	0	87,665
Travel commissions	6,628	0
Totals	$6,628	$607,374

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, the Company makes estimates, assumptions and judgments that can have a material impact on its net revenue, operating income and net income (loss), as well as on the value of certain assets on its consolidated balance sheet. The Company believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on its consolidated financial statements. The Company considers these to be its critical accounting policies.  The policies described below are not intended to be a comprehensive list of all the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management judgment in their application.  There are also areas in which management judgment in selecting any available alternative would not produce a materially different result. The Company’s audited consolidated financial statements and notes thereto contain significant accounting policies and other disclosures required by generally accepted accounting principles. The accounting policies that are considered critical to an understanding of the consolidated financial statements are highlighted below.

Results of Operations

Revenues and expenses presented on the consolidated statement of income for July 31, 2006, represents the results of operations for Crystal International for the period December 8, 2006, (date of inception) through July 31, 2006, and the results of operations for Mobile Reach International, Inc. for July 31, 2006 only. Since Mobile Reach International’s subsidiary Mobile Reach Technologies, Inc. is the only current operating subsidiary, for discussion purposes, Mobile Reach International’s results of operations prior to July 31, 2006 will be included in the following sections.

Year ending July 31, 2006 Compared to July 31, 2005

REVENUES:

Our revenues in fiscal year 2006 was generated from the travel related services provided as compared to fiscal year 2005 when revenues were primarily comprise of licensing and services fees, which we recognize as revenue when the product or services are provided to the client.  The unaudited consolidated financial data; is provided for comparative purpose only and does not claim to be indicative of the actual financial position or results of the Company’s carry forward operations.

GENERAL AND ADMINISTRATIVE EXPENSES:

Combined general and administrative expenses of Crystal and Mobile Reach International for the year ended July 31, 2006 was $2,155,769 representing an increase of 44.8% over Mobile Reach International’s $1,488,735 for the nine-month period ended April 30, 2005.  General and administrative consisting primarily of compensation, Professional fees including both legal and accounting, costs associated with Securities agreements and compliance reporting. The increase in general and administration reflects the increase in professional fees associated with the merger with Crystal Hospitality Holdings, Inc. (Crystal), Crystal’s acquisition of certain assets of FS SunTours, Inc., and the license agreement with Spectrum Mobile(described above).

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2006, the Company had an accumulated deficit of $11,027,335 and a working capital deficit of $2,550,640. Our independent auditors, who audited our financial statements for the period ended July 31, 2006, have expressed substantial doubt about the Company’s ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholders’ deficit. In addition, the Company must deal with the litigation and claims described in Part II Item I of this Form 10-KSB under the heading “Legal Proceedings.”

During the fourth quarter of the fiscal year ending July 31, 2006 management has arranged for a short-term interim credit facility totaling $500,000.  In addition to this facility, management is actively working on completing a new convertible debt offering totaling $3,000,000 to 4,000,000, including conversion of various pre-existing obligations, for which a term sheet has been signed, and for which the company has received a portion of the funding.  A portion of the funding received was used to repay the short-term credit facility.  The Company has filed a registration statement covering the securities to be issued upon conversion of the debt.  Once the registration statement is declared effective, the Company expects to receive the balance of the interests sold in the offering of $735,000.  Once this balance is received management believes the Company will have adequate cash flow to fund operations for at least the next 12 months.

OTHER SIGNIFICANT MATTERS

The membership of the board of directors has changed as a result of the Crystal merger.  A former employee member of the board resigned and terminated his employment with the Company.  Another former employee terminated his employment but remained on the board.  The Company filled the openings on the board with 3 new employee members and 1 new independent director.

On July 3, 2006 the Company executed a financing agreement whereby the company issued notes convertible into Company’s common shares and warrants for additional common shares of the Company.  The agreement provided for a total investment of Two Million ($2,000,000) Dollars, of which Seven Hundred Thousand ($700,000) Dollars was received by the Company on July 3, 2006, and an additional Six Hundred Thousand ($600,000) Dollars was received by the Company on August 3, 2006.  The Company has filed a registration statement which includes the shares issue able by the Company upon conversion of the outstanding notes.  The Company expects to receive the remaining balance of Seven Hundred Thousand ($700,000) Dollars upon the registration statement being declared effective, which the Company anticipates will occur within the next 30 days.

On August 3, 2006, the Company executed an additional financing agreement for a total of One Hundred Thousand ($100,000) Dollars, on the same terms and conditions as the above and received an additional Sixty Five Thousand ($65,000) Dollars.  The Company expects to receive the remaining balance of Thirty Five Thousand ($35,000) Dollars upon the registration statement being declared effective.

Risk Factors:

You should carefully consider the risk factors described below. If any of the following risk factors actually occur, our business, prospects, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could fall resulting in the loss of all or part of your investment. You should look at all these risk factors in total. Some risk factors may stand on their own. Some risk factors may affect (or be affected by) other risk factors. You should not assume we have identified these connections. You should not assume that we will always update these and future risk factors in a timely manner. We are not undertaking any obligation to update these risk factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Our financial results for the twelve-month fiscal year ending July 31, 2006 show substantial losses and there is substantial doubt as to our ability to continue as a going concern.

The financial statements for the twelve month period ended July 31, 2006 reflect substantial losses. Specifically, we have sustained substantial operating losses in the twelve months ended July 31, 2006 and the twelve months ended July 31, 2005 of $11,027,335 and $970,881, respectively. As of July 31, 2005 we are in default on certain notes payable, payroll taxes and other payables. In addition, we have used substantial amounts of working capital in our operations. Further, at July 31, 2006, our current assets were $183,128 and current liabilities were $2,717,772 our accumulated deficit as of July 31, 2006 was $11,027,335.

Scharf Pera & Co., PLLC, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholder’s deficit. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. You should consider our auditor’s comments when determining if an investment in we are suitable.

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

We operate in a very competitive environment and faces increasing competition from a variety of companies with respect to its products and services offerings(s).

The market for the services we offer is intensely competitive. We will compete with both established and emerging online and traditional sellers of travel services with respect to each of the services it offers. Many competitors, including travel suppliers such as airlines and hotels, may offer services and products on more favorable terms such as no transaction fees and with unique access to loyalty programs, such as points and miles. These competitors, such as airlines, hotel and rental car companies, are also focusing on driving online demand to their own websites in lieu of third-party distributors like us. For instance, many low cost airlines, which are having increasing success in the marketplace, distribute their inventory exclusively through their own websites. Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours. Increased competition may result in reduced operating margins, as well as loss of travelers, transactions and brand recognition. We cannot assure you that it will be able to compete successfully against current, emerging and future competitors or provide differentiated products and services to its traveler base. Increased competition could result in reduced operating margins, loss of segment share and damage to the brand. There can be no assurance that we will be able to compete successfully against current and future competitors or that competition will not have a material adverse effect on the core business, results of operations and financial condition.

Our revenues are highly dependent on the travel and transportation industries, and particularly on airlines, and a prolonged substantial decrease in travel volume could adversely affect it as well as declines or disruptions in the travel industry, such as those caused by terrorism, war, inclement weather, health concerns, and/or general economic downturns

Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Our revenues increase and decrease with the level of travel and transportation activity and is therefore highly subject to declines in or disruptions to travel and transportation due to factors entirely out of its control. Factors that may adversely affect travel and transportation activity, which are beyond our control, include: global security issues, political instability, acts or threats of terrorism, hostilities or war,

•                  increased airport security that could reduce the convenience of air travel,

•                  natural disasters, such as the hurricanes that occurred in the Gulf Coast and Cancun/Mayan Riviera in the Fall of 2005,

•                  travelers’ perception of the occurrence of travel-related accidents,

•                  travelers’ concerns about exposure to contagious diseases and pandemics, such as SARS or the Avian Influenza (commonly referred to as bird flu),

•                  increases in fuel prices,

•                  general economic conditions in the United States and worldwide,

•                  political issues in the Middle East, Asia, Latin America and elsewhere,

•                  the financial condition of travel suppliers

•                  the possibility of further terrorist attacks, hostilities and war, the resulting heightened security measures at airports, and

•                  the financial instability of many of the air carriers may continue to adversely affect the travel industry.

With respect to our product distribution business, vendors may reduce the number of components they offer, making fewer offerings available to our package distribution businesses and resulting in a decline in the volume of overall transactions.

Our product distribution business depends on a relatively small number of “key” vendors for a significant portion of our revenues. Several major airlines have experienced liquidity problems, some (including U.S. Airways, Inc., ATA Holdings Corporation, Delta Air Lines, Inc. and Northwest Airlines Corporation) and have sought bankruptcy protection and still others may consider bankruptcy relief.

Travelers’ perceptions of passenger security or airlines’ financial stability that are negative may have an adverse effect on demand. The financial instability of airlines or a prolonged substantial decrease in travel volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill.

We depend on its relationships with travel suppliers and vendors and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

An important component of our business success depends on the ability to maintain it’s existing, as well as build new, relationships with travel suppliers and vendors. Adverse changes in existing relationships, or our inability to enter into new arrangements with these parties on favorable terms, if at all, could reduce the amount, quality and breadth of attractively priced travel products and services that we are able to offer, which could adversely affect the business, financial condition and results of operations.

Travel suppliers are increasingly seeking to lower their travel distribution costs by promoting direct online bookings through their own websites. In some cases, supplier direct channels offer advantages to consumers, such as loyalty programs or lower transaction fees. In addition, travel suppliers may choose not to make their travel products and services available through our distribution channels. To the extent that consumers continue to increase the percentage of their travel purchases through supplier direct websites and/or if travel suppliers choose not to make their products and services available to us, our business may suffer.

Our failure to recapture and retain travelers in a cost-effective manner could adversely affect our business, financial condition and results of operations.

Our long-term success will depend on our ability to increase the overall number of traveler transactions in a cost-effective manner. In order to increase the number of traveler transactions, we must capture repeat business from existing travelers and also attract new visitors to our websites and other distribution channels and convert these visitors into paying travelers. Due to problems associated with the SunTrips brand in the past, this may not be possible. Prior to our purchase, the SunTrips business failed and on or about March 2006 and closed operations at that time. We are not currently offering packaged tour products under the SunTrips name to its prior customers. Our meetings, incentives and corporate travel business is dependent on enlisting new corporate travelers and in attracting their travel booking activity to our corporate travel websites, and planning services specialists as well as retaining existing corporate travelers.

We will rely on the performance of highly skilled personnel and, if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.

Our performance will be largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In particular the contributions of Fabrizzio Busso-Campana, our Chief Executive Officer and President, will be necessary as he brings expertise in the areas of strategic and market planing and management.

Personnel includes; Fabrizzio P. Busso-Campana who has extensive budgeting, strategic and market planning experience from Club Med, Celebrity Cruises, Royal Caribbean Cruise Lines and MGM Grand Corporation, Teresa Rae Hanneman has extensive tour and travel operations experience from MGM Grand Corporation, CheapSeats, and Club Med, Peter Wright has extensive management experience from The CMI Network, and Apple Vacations, Peter Gallic has extensive product development and financial management experience and Richard Sardiello has extensive transportation operations and sales experience with ATA airlines and Club Med.

In addition, our future success will depend on the performance of our senior management and key employees, many of whom joined us recently. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected.

Our proposed expansion will place a significant strain on our management, technical, operational and financial resources.

Through both internal growth and acquisitions, we hope to rapidly and significantly expand our operations and anticipate expanding further to pursue growth of our product and service offerings and customer base. Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources, and internal financial control and reporting functions.

There can be no assurance that we will be able to manage its expansion effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results, and hurt our business.

We may experience operational and financial risks in connection with any acquisitions. We cannot assure you that we will be able to successfully integrate recent and any future acquisitions or that such acquisitions will have the anticipated impact on our earnings and results of operations. In addition, some of the businesses we acquire may incur significant losses from operations or experience impairment of carrying value.

Our future growth may depend, in part, on acquisitions. To the extent that we continue to grow through acquisitions, we may face the operational and financial risks that commonly accompany that strategy. We would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting their ongoing businesses, impairing management resources and their relationships with employees and travelers as a result of changes in their ownership and management Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, will divert management time and other resources. Some acquisitions may not be successful and their performances may result in the impairment of their carrying value.

Changing laws, rules and regulations and legal uncertainties may adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations could be adversely affected by unfavorable changes in or interpretations of existing, or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to the internet and online commerce, consumer protection and privacy, escheat and sales, use, occupancy, value-added and other taxes, could decrease demand for products and services, increase costs and/or subject us to additional liabilities. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce, which may relate to liability for information retrieved from or transmitted over the internet, user privacy, taxation and the quality of products and services. Furthermore, the growth and development of online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on online businesses generally.

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

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, deliver to the buyer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and our salesperson in connection with the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the liquidity of penny stocks. Our securities are subject to the penny stock rules, and thus investors in the offering may find it difficult to sell their securities.

Our founders, officers and directors beneficially own approximately 50% of our stock on a fully diluted basis; their interests could conflict with yours; significant sales of stock held by any or all of them could have a negative effect on our stock price; stockholders may be unable to exercise control.

As of October 31, 2006, our founders, officers and directors beneficially owned approximately 50% of our common stock on a fully diluted basis. In addition, employees own additional shares and rights to acquire shares. As a result, the founders, officers and directors will have significant ability to:

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

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
INDEX TO FINANCIAL STATEMENTS
JULY 31, 2006

INDEX

INDEPENDENT AUDITORS’ REPORT

FINANCIAL STATEMENTS:

Consolidated Balance Sheet

Consolidated Statement of Income

Consolidated Statement of Changes in Stockholders’ Deficit

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

Scharf Pera & Co., PLLC
Certified Public Accountants
4600 Park Road
Suite 112
Charlotte, North Carolina 28209
704-372-1167
Fax: 704-377-3259
To the Stockholders’
Crystal International Travel Group, Inc.
Chatham, New Jersey

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying consolidated balance sheet of Crystal International Travel Group, Inc. and Subsidiaries as of July 31, 2006, and the related consolidated statements of income, stockholders’ deficit, and cash flows for the period December 8, 2005 (date of inception) to July 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crystal International Travel Group, Inc. and Subsidiaries as of  July 31, 2006, and the results of its operations and its cash flows for December 8, 2005 (date of inception) to July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has net stockholders’ deficit, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also included in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Scharf Pera & Co., PLLC

Charlotte, North Carolina

November 10, 2006

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEET
JULY 31, 2006

ASSETS

CURRENT ASSETS:
Cash	$35,489
Accounts receivable	—
Prepaid insurance	106,643
Deposits	25,000

Total current assets		167,132

PROPERTY & EQUIPMENT – net of accumulated depreciation		15,996

INTANGIBLE ASSETS – net of accumulated amortization		—

		$183,128

LIBILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion long-term debt	$30,000
Short-term notes payable	264,169
Accounts payable	816,261
Notes payable – related parties	286,038
Accrued liabilities	1,321,304

		2,717,772

LONG TERM LIABILITIES:
Long-term debt	5,021,307
Convertible debentures	1,389,661

		6,410,968

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value; 100,000,000 shares authorized	—
Common stock; par value $.001; 500,000,000 shares authorized, 11,784,813 issued and outstanding, 58,463 shares to be issued	23,012
Paid-in capital	2,058,711
Accumulated deficit	(11,027,335)

		(8,945,612)

		$183,128

See Notes to Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
CONSOLIDATED STATEMENT OF INCOME
PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION)
TO JULY 31, 2006

REVENUE:
License and fees		$6,628

		6,628

COST AND EXPENSES:
Cost of goods sold	—
General and administrative expenses	2,155,769
		2,155,769

OPERATING INCOME		(2,149,141)

OTHER INCOME (EXPENSES):
Depreciation and amortization	(126,235)
Interest expense	(1,377,982)
Loss on impairment of intangibles	(4,896,666)
Liabilities in excess of assets acquired	(2,477,311)
		(8,878,194)

NET LOSS BEFORE INCOME TAXES		(11,027,335)

INCOME TAX (EXPENSE) BENEFIT		—

NET LOSS		$(11,027,335)

WEIGHTED AVERAGE NUMBER OF SHARES		8,918,989

LOSS PER SHARE – BASIC AND DILUTED		$(1.24)

See Notes to Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION)
TO JULY 31, 2006

	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at December 8, 2005	—	$—	$—	$—	$—
Common shares issued in formation of Crystal Hospitality Holdings, Inc.	200	23,012	—	—	23,012
Shares exchanged for common shares of Mobile Reach International, Inc.	(200)	—	—	—	—
Common shares issued to Crystal Hospitality Holdings, Inc stockholders	7,100,000	—	—	—	—
Common shares owned by Mobile Reach International, Inc. stockholders	4,743,276	—	—	—	—
Fair market value of warrants attached to short-term debt issued	—	—	68,000	—	68,000
Fair market valued of beneficial conversion feature of convertible debentures	—	—	1,990,711	—	1,990,711
Net loss	—	—	—	(11,027,335)	(11,027,335)
	11,843,276	$23,012	$2,058,711	$(11,027,335)	$(8,945,612)

See Notes to Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION)
TO JULY 31, 2006

Net loss		$(11,027,335)

Adjustments to reconcile net income to net cash used in operating activities:
Fair value of warrants issued as interest expense	68,000
Beneficial conversion feature of debentures issued	1,039,661
Liabilities in excess of assets purchased	2,477,311
Loss on impairment of intangibles	4,896,666
Debentures issued for services	250,000
Depreciation and amortization	126,235
Changes in operating assets and liabilities:
Increase in other current assets	(132,002)
Increase in accounts payable	407,996
Increase in accrued expenses	813,445

Total adjustments		9,947,312

Net cash used in operating activities		(1,080,023)

Cash flows used in investing activities:
Cash paid for purchase of property and equipment	(17,231)

Net cash used in investing activities		(17,231)

Cash flows provided by financing activities:
Proceeds from short-term notes	500,000
Payments on short-term notes	(400,000)
Proceeds from convertible debentures	723,097
Proceeds from related party advances	377,513
Payments on related party advances	(90,879)
Proceeds from sale of stock	23,012

Net cash provided by financing activities		1,132,743

Net increase in cash		35,489

Cash – Beginning of period		—

Cash – End of period		$35,489

See Notes to Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION)
TO JULY 31, 2006

Non-cash activities:
Exchange of debt for intangible assets	$5,021,307

Refinancing of short-term debt to convertible debt	100,000

Acquisition of Mobile Reach International and Subsidiaries:
Assets assumed:
Cash	$262

Liabilities assumed:
Accounts payable	408,527
Accrued expenses	507,859
Short-term debt	294,169
Long-term and convertible debt	1,267,018

2,477,573

Net liabilities exceeding net assets	$2,477,311

See Notes to Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION)
TO JULY 31, 2006

Note 1 – Business Combinations:

On April 17, 2006, effective April 29, 2006, Crystal International Travel Group, Inc. and Subsidiaries (formerly Mobile Reach International, Inc.) (the “Company”) completed a share exchange with the stockholders of Crystal Hospitality Holdings, Inc., a Delaware corporation (“CHH”), pursuant to a Share Exchange Agreement (the “Exchange Agreement”), by and among the Company, CHH and the holders of the outstanding capital stock of CHH (the “CHH Stockholders”). As a result, CHH is now a wholly owned subsidiary of the Company. The Company has accounted for this share exchange using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The share exchange has been treated as a reverse acquisition of the Company by CHH, due to the stockholders of CHH receiving 60.4 percent of the voting rights of the combined entity. The Company did not record any amount for goodwill on this share exchange; the Company did record $2,477,311 of expense representing the amount that Mobile Reach International, Inc.’s (“MRI”) liabilities exceeded assets on April 29, 2006. The consolidated financial statements include the results from operations for CHH from December 8, 2005 (date of inception) through July 31, 2006, and the results from operations for Mobile Reach International, Inc. for April 30, 2006 through July 31, 2006.

Subsequent to the share exchange, Mobile Reach International, Inc. changed its name to Crystal International Travel Group, Inc.

Note 2 – Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Crystal International Travel Group, Inc. and subsidiaries as a going concern. However, as a result of the merger discussed in Note 1, the Company has acquired debt on certain notes payable that are in default, payroll taxes and other payables owed by the acquired company. Additionally, the Company has used substantial amounts of working capital in start-up operations and has generated an operating loss leading to an accumulated stockholders’ deficit of $11,027,335 for the period from December 8, 2005 (date of inception) through July 31, 2006. Further, at July 31, 2006, the Company’s current liabilities exceeded current assets by $2,550,640. Based on these factors, the Company may not be able to continue as a going concern.

With the merger discussed in Note 1, the Company’s management has taken over management of the acquired company and is changing the acquired company’s focus of operations. Plans include licensing out all software development and concentrating on the Company’s core business of providing travel packages to individuals. Management also plans on additional financing through the issuance of convertible debentures. However, no assurance can be given that the Company will continue as a going concern without the successful completion of additional financing and the commencement of management’s planned changes in operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As a result of delinquencies and defaults, the Company may be subject to collection actions whenever agreements cannot be reached, including, but not limited to, litigation, foreclosure and/or seizure of assets and bank accounts.

Note 3 – Summary of Significant Accounting Policies:

Organization and principles of consolidation:

The Company was originally organized to develop and sell mobility software products and services in the United States and Europe. Its offices were located in Cary, North Carolina until the Exchange Agreement discussed in Note 1.  Since the effective date of the Exchange Agreement, the Company moved its operations to Chatham, New Jersey. The principal focus of operations has been the development of travel products and services for sale to the general public in the United States through the utilization of registered agents and internet website booking services.

Cash and cash equivalents:

The Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents. Amounts invested may exceed federally insured limits at any given time.

Property and equipment:

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from two to five years.  Maintenance and repairs are charged to operations and betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations.

Intangible assets:

Intangible assets are recorded at cost. Intangible assets subject to amortization include a purchased customer database which is being amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets with an indefinite life are not subject to amortization and include trademark names. These costs are evaluated annually for impairment. At July 31, 2006, these intangibles were fully impaired.

Income taxes:

The Company accounts for income taxes utilizing the asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.  The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Revenue recognition:

The Company follows the guidance of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of any agreement exists, services have been rendered, and collectibility is reasonably assured, therefore, revenue is recognized when the Company invoices customers for services at contracted rates and terms.

Advertising, research and development expenses:

Advertising, research and development expenses are charged to expense when incurred.

Loss per share:

The Company calculates loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”, which requires the presentation of basic and diluted earnings per share.  Basic loss per share excludes dilution and is computed by dividing loss by the weighted-average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Potential common shares are excluded from the computation of diluted earnings per share when a loss exists because the effect would be antidilutive.

Use of accounting estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures.  Accordingly, the actual amounts could differ from those estimates.  Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.

Fair value of financial instruments:

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, credit facilities and long-term debt.  The carrying amounts of these financial instruments approximate fair value due to their short maturities and variable rates of interest.  The carrying amounts of long-term debt approximate their fair values based upon current rates available for similar types of instruments.

The Company did not have any outstanding financial derivative instruments.

Segment reporting:

The Company follows SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”. Due to size and lack of operations, the Company is reporting on a consolidated basis as a single segment and will evaluate additional segment disclosure requirements if it expands its operations.

Concentrations of credit risk:

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains its cash balances with a reputable financial institution in the form of demand deposits.

Recent pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS 123 (“SFAS 123(R)”) that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of January 1, 2006. Compensation cost for stock options issued by MRI on March 16, 2006 was recognized prior to the merger with Crystal. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates the exception from fair measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s current financial condition or results of operations.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47 - “Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS 143 (FIN No. 47). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. The adoption of FIN 47 is not expected to have a material impact on the Company’s current financial condition or results of operations.

In March 2005, the SEC released SAB No. 107, “Share-Based Payments”. The interpretations in SAB 107 express views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation to cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation for the same employees. The adoption of SAB 107 is not expected to have a material impact on the Company’s current financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB 3 (SFAS No.154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The adoption of SFAS 154 is not expected to have a material impact on the Company’s current financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(r)”, which requires the Company to: (1) recognize in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to FAS 87 and 106 are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. This standard is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 is not expected to have a material impact on the Company’s current financial condition or results of current operations.

On July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109”, which fundamentally changes the way that the Company will be required to treat its uncertain tax positions for financial accounting purposes. FIN No. 48 prescribes rules regarding how the Company should recognize, measure and disclose in its financial statements, tax positions that were taken or will be taken on the Company’s tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability. This interpretation is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material impact on the Company’s current financial condition or results of operations.

Note 4 – Prepaid Expenses and Other Current Assets:

Prepaid expenses consist of prepaid insurance of $106,643 and deposit of $25,000.

During July 2006, the Company entered into an agreement for the outright purchase of a full service travel agency for $123,500. The deposit of $25,000 represents earnest money on the purchase transaction completed subsequent to July 31, 2006.

Note 5 – Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:

	July 31, 2006	Estimated Useful Lives

Office and computer equipment	$17,231	3 to 7 years
Less: accumulated depreciation	(1,235)
	15,996

Note 6 – Intangible Assets:

In March 2006, the Company purchased intangible assets for debt discussed in Note 9 from another company valued at $5,021,666. Assets with a definite estimated useful included a customer database valued at $1,375,000 net of accumulated amortization of $125,000. Assets with an indefinite estimated useful life included registered trademarks valued at $3,521,666. Management capitalized these assets in accordance with FASB No. 142 “Goodwill and Other Intangibles”.

In July 2006, management completed impairment testing under FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” as required under FASB No. 142. As of July 2006, the Company has not gained complete control over the intangible assets. The customer database had not been delivered and the phone number and websites associated with the trademarks purchased were still in control of the party who sold the assets. Therefore, the Company recorded an asset impairment charge of $4,896,666 in relation to the write down of these intangibles.

Note 7 – Accrued Liabilities:

At July 31, 2006, accrued expenses consisted of the following items:

Salary and wages payable	$183,653
Accrued and withheld taxes	499,171
Accrued interest	181,813
Accrued service expense	445,692
Other accrued expenses	10,975

Total accrued expenses	$1,321,304

Accrued and withheld taxes primarily consist of delinquent payroll taxes withheld and accrued on employees of MRI. Penalties and interest calculated through July 31, 2006 are included.

Note 8 – Short-Term Notes Payable:

With the Exchange Agreement discussed in Note 1, the Company assumed several short term notes in default. The balances on these notes at July 31, 2006 are as follows:

Note payable due to a vendor dated February 2005; due in eighteen monthly installments of $1,007 including interest at ten percent; note is in default	$9,524
Note payable for accrued wages dated August 2002; bearing interest at six percent; due and payable with interest at the earliest of (a) Company obtaining debt or equity funding greater than $1,000,000 in a quarter or (b) Company earns revenues of $1,000,000 in a quarter; note is in default.	49,908
Note payable to a vendor dated December 2004; due in six monthly installments of $2,836 including interest at eighteen percent; note is in default.	17,027
Note payable to former employees for accrued wages and expenses dated February and March 2005; bearing no interest and due and payable at the earliest of (a) Company obtaining debt or equity funding greater than $1,000,000 in a quarter or (b) Company earns revenues of $1,000,000 in a quarter; note is in default.	24,000
Note payable to a vendor dated March 2005; bearing no interest due in four equal monthly payments of $14,000; note is in default.	56,000
Note payable to former employee dated April 2005; bearing no interest and due in six monthly installments of $5,000; note is in default.	30,000
Note payable to a vendor dated July 2005; due in eighteen monthly installments of $390 including interest at eight percent; note is in default.	6,244
Note payable to former employee dated December 2004; bearing no interest and no specified repayment terms.	12,740
Note payable to vendor dated July 2005; due in eleven monthly installments of $1,500; note is in default.	15,888
Notes payable to former employees dated March 2006; due in a single payment on June 30, 2006; notes are in default.	42,838
Total short-term notes payable	$264,169

Note 9 – Long-Term Debt:

In March 2006, the Company entered into an agreement to purchase intangible assets (Note 6) from another entity for seven annual installments of $1,200,000, or $8,400,000 in total payments. In lieu of cash payments directly to the seller, the Company can assume, pay or otherwise cause discharge, waiver, forgiveness or release of certain debt of the seller’s to other third parties. The result of obtaining these releases is to be a cumulative credit as payment on the existing debt agreement between the Company and the intangible assets seller.

In March 2006, the Company obtained its first debt release agreement. As stated in the agreement, the debt release was credited directly against the intangible asset price. The remaining balance of the debt, as well as the intangible discussed in Note 6, was discounted at five and a half percent to calculate the present value of the debt and asset. At July 31, 2006, long-term debt consisted of this single liability. Future principal payments required under the agreement are as follows:

2007	$—
2008	177,479
2009	918,161
2010	968,660
2011	1,021,936
Thereafter	1,935,071
Total	$5,021,307

Note 10 – Convertible Debentures:

With the Exchange Agreement discussed in Note 1, the Company assumed liability of  $475,000 of five percent convertible debentures that mature on March 15, 2007. The debentures were convertible into the Company’s common stock at a conversion price of $0.16 per share. In an effort to entice the debenture holders from this series of debentures to invest in the second series offered by MRI in March 2005, the conversion price and attached warrants were re-priced to $0.01 per share in March 2005. This was done through a settlement agreement signed by all parties. All interest and penalties accrued through March 2005 on the five percent debentures was treated as additional paid-in capital on warrants issued with the March 2006 series debenture discussed below. Interest accrued on debentures that are converted into common stock may be paid in cash or with common stock (conversion price $0.01 per share). In connection with these debentures, MRI issued 604,298 common stock purchase warrants at the original exercise price of $0.32 per share. However, as part of the settlement agreement, these warrants were also re-priced to $0.01 per share. The warrants expired March 31, 2006.

Also with the Exchange Agreement discussed in Note 1, the Company received approximately $792,000 of 8% convertible debt from a March 2005 series. All holders of this issue subsequently entered into a securities purchase agreement whereby they cancelled all aspects of this debenture issue, converted their investment into the June 2006 issue discussed later and cancelled all attached warrants.

In June 2006, the Company began offering a new series of convertible debentures. This series required investors from the March 2005 series to invest a minimum of twenty-five percent over and above the value of their holdings. This series of convertible debentures matures in 2009 or three years from the date of the actual issuance and has an interest rate of five percent. This series has a variable conversion price that is fifty to sixty-five percent of the average of the three lowest daily trading prices for twenty trading days prior to the trading day before the day of conversion. Interest accrues from the date of issuance and may be paid in cash or in the Company’s common stock. In connection with this issuance, 5,028,553 warrants expiring in June and July 2013, with an exercise price of $0.50, were issued. Investors advancing new funds were issued 10,500,000 warrants expiring in June and July 2013 with an exercise price of $0.50.

As a result of the June 2006 debenture issuance, the Company recorded $1,990,711 in five percent convertible debentures. As required by Emerging Issues Task Force Issue (“EITF”) No. 98-5 “Accounting for Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized $1,039,660 in interest expense and recorded $951,051 as a discount on the debentures issued. As required by EITF 98-5, the intrinsic value of the conversion feature embedded in the debentures was calculated as the difference between the fair value of the debenture if converted on the commitment date and the conversion price as stated in the agreement. Accounting for this feature using EITF 98-5 resulted in the total value of the June 2006 debenture issue of $1,990,711 being recorded as paid-in capital.

Under the Security Agreement attached to the debentures issued in June 2006, all of the Company’s assets are pledged as collateral.

Note 11 – Stockholders’ Equity:

The Company was organized in December 2005 with 10,000 shares of zero par value common stock being authorized. As discussed in Note 1, all shares were exchanged for 7,100,000 shares of the common stock of MRI. At the date of the Exchange Agreement, stockholders of MRI held 4,743,276 shares of common stock. Since the date of the Exchange agreement, no additional shares have been issued. Total shares outstanding at July 31, 2006 were 11,843,276 shares. Of this amount, approximately 58,463 shares are still to be issued.

The Company is authorized to issue 100,000,000 shares of preferred stock. As of July 31, 2006, no shares were issued or outstanding.

Note 12 – Stock Options and Warrants:

Prior to the Exchange Agreement discussed in Note 1, all remaining MRI employees eligible to exercise options had signed settlement agreements waiving rights to any outstanding options. As a result, the Company no longer has any options outstanding.

In May 2006, the Company issued 250,000 warrants at an exercise price of $0.75 per share and 250,500 warrants at an exercise price of $1.00 per share. These warrants were issued in connection with the issuance of short-term notes payable bearing an interest rate of nine percent. Using the Black-Scholes pricing model and thirty percent volatility factor, the Company valued the warrants and recorded interest expense of $68,000 for the grant of these warrants.

As part of the agreement for the June 2006 convertible debenture offering, the Company issued 15,528,553 detachable warrants with an exercise price of $0.50 per share. Using the Black-Scholes pricing model and thirty percent volatility factor, the Company valued the warrants at $1,664,661. However, due to the beneficial conversion feature (Note 10) being equal to the total amount of the debentures issued, no expense has been recognized for the warrants.

As of July 31, 2006, no warrants have been exercised.

Note 13 – Loss Per Share:

A reconciliation of basic loss per share to diluted earnings per share is presented below:

	Net Loss	Shares	Per Share Amount
Period from December 8, 2005 (date of inception) through July 31, 2006:
Basic EPS
Loss available to common shareholders	(11,027,335)	8,918,989	(1.24)
Effect of dilutive securities stock options and warrants	—	—	—
Total basic and diluted	$(11,027,335)	8,918,989	$(1.24)

Note 14 – Income Taxes:

Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

Net deferred tax assets (liabilities) consisted of the following components as of July 31, 2006:

	Current	Long-Term	Total
Period ended July 31, 2006:
Deferred tax assets:
Net operating loss carryover	$1,683,260	$—	$1,683,260
Intangible asset impairment	—	1,780,045	1,780,045
	1,683,260	1,780,045	3,463,305
Valuation allowance	(1,683,260)	(1,780,045)	(3,463,305)
Net deferred tax asset	$—	$—	$—

The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryover within the applicable carryover period.  The valuation allowance is based on the uncertainty of the Company’s ability to generate sufficient taxable income in future years to fully utilize the net operating loss carryover.

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal and state income tax rate to pretax income for the period from December 8, 2005 (date of inception) through July 31, 2006 due to the following:

Computed “expected” tax benefit	$(3,463,305)
Increase (decrease) in income tax benefit resulting from:
Temporary differences	3,463,305
Permanent differences	—
$—

The Company files its tax returns as a consolidated entity. However, all of its subsidiaries are currently non-operating entities. As of July 31, 2006, the Company had not filed an income tax return. Estimated operating loss carry forwards of approximately $4,358,000 will begin to expire in 2026.

The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss, capital loss, and various tax credit carryovers in the case of certain events including significant changes in ownership interest.  If the Company’s tax carryovers are limited, and the Company has taxable income which exceeds the permissible yearly net operating loss carryover, the Company would incur a federal income tax liability even though these loss carryovers would be available in future years.

Note 15 – Related Party Transactions:

During the period ended July 31, 2006, a limited liability company related through common ownership and another corporation that is a stockholder in the Company had made advances to the Company. Principal and interest of five percent is due on each note one year from the date of the note. The balance of these notes at July 31, 2006 is $286,038. Interest accrued on these notes through July 31, 2006 is $5,671 and is included in accrued expenses.

In July, the Company issued $250,000 of the June 2006 debentures to a stockholder for investment banking services received.

Note 16 – Pro-Forma Financial Information:

The following pro-forma data summarized the results of operations for the year ended July 31, 2006, as if the merger with Crystal Hospitality Holdings, Inc. had been completed August 1, 2004:

	July 31, 2005	July 31, 2006
Net revenues	$607,374	$6,628
Operating loss	(970,881)	(9,261,243)
Loss per share – basic and diluted	(0.08)	(0.78)

Note 17 – Other Matters:

Commitments and contingencies:

During the period ended July 31, 2006, the Company signed contracts with service companies. One contract is a seven year contract with minimum base payments due in monthly installments for the service and an annual per passenger charge due in November of each year. Another contract is a non-cancelable website hosting agreement for five years consisting of a flat monthly fee. Subsequent to July 31, 2006, management and the website hosting company agreed to new terms that are based on services performed without any minimum charges.

The future minimum payments under these contracts as of July 31, 2006, are as follows:

2007	$1,052,667
2008	3,674,000
2009	1,500,000
2010	1,250,000
2011	1,200,000
Thereafter	1,000,000

Total minimum payments	$9,676,667

Prior to the Exchange agreement discussed in Note 1, several vehicles owned by MRI were repossessed and sold at auction in order to settle MRI’s outstanding debt on those vehicles. The

Company has recorded $30,000 in current note payables as a contingency for any balance remaining on the debt owed.

Legal proceedings:

During the period from December 8, 2005 (date of inception) through July 31, 2006, Crystal Hospitality Holdings, Inc., a wholly-owned subsidiary of the Company and Crystal Finance, LLC an entity affiliated with the Company were named as defendants in three legal proceedings stemming from its purchase of the intangible assets discussed in Note 6. Management and counsel are in the process of reviewing these claims and intend to defend their position vigorously.

In July 2006, a former officer of MRI filed suit against the Company alleging breach of contract. Management and counsel are in the process of reviewing the claim and intend to defend their position vigorously.

Subsequent to July 31, 2006, another former officer of a former subsidiary of MRI filed suit against the Company alleging breach of contract. Management and counsel are currently in negotiations to settle this dispute. All amounts related to the original agreement signed by the Company and the former officer have been included in notes payable and accrued expenses.

Unsecured creditors of the company:

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

Item 8 A. Controls and Procedures

(a) We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such disclosure controls, internal controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The members of the board of directors and executive officers of the Company, together with their respective ages are set forth below. Officers are elected by, and serve at the designation and appointment of, the Board of Directors.

Name	Age	Position
Fabrizzio Busso Campana	40	Director, Chief Executive Office and President
Peter Gallic	39	Director, Vice President
Peter Dugan	52	Director
Hank Cohn	36	Director
Frank Salerno	46	Director
Anthony Soich	46	Director

Fabrizzio Busso Campana

Director, Chief Executive Officer and President

Mr. Busso-Campana has served as a director and our Chief Executive Officer since April 2006. From January 2004 until now, he has been a principal at Crystal Capital Partners, Inc. which focuses on investments in the telecommunications, real estate, transportation and hospitality sectors. From 2002 until July 2003, he was the general manager of the MGM Grand in Las Vegas and New York, New York hotel and casino. From 2001 and 2002, he acted as a private consultant to various businesses. He attended University of Miami’s Executive MBA program, as well as Florida International University for his undergraduate work in Political Sciences/International Studies and Developmental Economics, Nova University for Hospitality and Management.

Peter Gallic

Director, Vice President

Mr. Gallic has served as a director and our Vice President since April 2006. From January 2004 until now, he has been a principal at Crystal Capital Partners, Inc. which focuses on investments in the telecommunications, real estate, transportation and hospitality sectors. From 2001 to 2004, he was the President and Chief Executive Officer of Global Link Technologies, Inc., which is a consumer electronics distributor. Mr. Gallic holds a BS in Economics from the Ateneo de Manila in the Philippines.

Peter Dugan

Director

Mr. Dugan has served as a director since April 2006. From January 2004 until now, he has been a principal at Crystal Capital Partners, Inc. which focuses on investments in the telecommunications, real estate, transportation and hospitality sectors. He is also Executive Vice President and Secretary of Crystal Capital Partners Corporation, a New Jersey investment banking and business advisory services company. Mr. Dugan was Director of Global Business Development of DVC Worldwide from 2000 to 2003, a 1,400 person integrated marketing communications company which did branding and promotional marketing programming for Fortune 100 companies. He is also on the advisory board of Cornell Dubilier Electronics of Liberty, SC, and a Trustee of the Morristown Memorial Hospital Foundation.

Hank Cohn

Director

Mr. Cohn has served as a director since February 2006. Mr. Cohn is Executive VP at Galaxy Ventures, LLC. Galaxy is closely held family fund with a multi-pronged investment strategy concentrating in two areas, bond trading and early stage technology investments. Mr. Cohn acts as Portfolio Manager for investments. Prior to joining Galaxy Ventures full time in 2003, Mr. Cohn worked at Atlas Capital, an investment banking boutique in New York. At Atlas Mr. Cohn in the capacity of Vice President worked on sourcing and structuring PIPE (Private Investment in Public Equities) for Atlas’s proprietary fund and a few select clients including Galaxy Ventures. Mr. Cohn graduated with an MBA in finance and investments from Baruch College in 1999.

Frank Salerno

Director

Mr. Salerno has served as a director since April 2006. From October 2005 until now, he has been engaged in private investing. In February 2004, Mr. Salerno retired from Merrill Lynch Financial Services, where he had been a Managing Director and its Chief Operating Officer since 1999. Mr. Salerno sits on the board of directors of K-Sea Transportation Partners, L.P., a public company. Mr. Salerno received a B.A. from Syracuse University in 1981 and an MBA from New York University in 1986.

Anthony Soich

Director

Mr. Soich has served as a director since February 2006. Mr. Soich is an independent consultant for a number of leading investment banks and private and publicly held companies. From June 2002 to April 2005, Mr. Soich acted as a Managing Director in the Investment Banking Division of Ladenburg Thalmann & Co. Inc. Prior to joining Ladenburg, Mr. Soich was an independent consultant from November 2001 to June 2002. Mr. Soich has been a member of the Board of Directors of RAMP Corporation, a public company, since July 2004 and the Chairman of the Board since May 2005. Mr. Soich holds a BSBA, MBA, and JD, with honors, from Drake University and an LLM, in Taxation, from New York University. Mr. Soich is a Certified Public Accountant in Iowa and attorney in New York and Iowa.

BOARD COMMITTEES

Our Board of Directors recently established an audit committee and a compensation committee. The audit committee reviews the results and scope of the audit and other services provided by our independent public accountant. The compensation committee establishes the compensation policies applicable to our executives.

Item 10. Executive Compensation.

			Long Term	Compensation
Name and Principal Position	Fiscal Year	Salary	Stock Awards(1)	Securities Underlying Options
Fabrizzio Busso-Campana Chairman and Chief Executive Officer	2006 2005 2004	$120,000 — —	— — —	— — —

Peter Gallic President	2006 2005 2004	$120,000 — —	— — —	— — —

A. Christopher Johnson(1) Former Chief Executive Officer and Director	2006 2005 2004	$120,000 —	— — —	— — —

(1)                                  Mr. Johnson resigned his position as Chief Executive Officer on April 17, 2006 and his position as a Director on July 14, 2006. From the execution of his employment agreement on April 28, 2005 to his resignation, Mr. Johnson deferred all salary payments due.

OPTION GRANTS IN LAST FISCAL YEAR

During the fiscal year ending July 31, 2005 we did not issue any new option grants.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

There are no outstanding options to purchase shares of Common Stock with respect to the Named Executive Officers as of July 14, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of Common Stock by each person (including any “group” as that term is used in Section 13(a)(3) of the Exchange Act of 1934) known to the Company to beneficially own 5% or more of the outstanding Common Stock, each of the Company’s directors and nominees, each of the Company’s executive officers and each of the Company’s directors and executive officers as a group. The calculation of the percentage of the Company’s Common Stock beneficially owned as of July 14, 2006 is based on 11,582,928 shares of Common Stock issued and outstanding as of that date post reverse effectiveness.

In accordance with the rules promulgated by the Securities and Exchange Commission (the “Commission”), the ownership includes shares currently owned as well as shares that the named person has the right to acquire beneficial ownership of within 60 days, including through the exercise of options, warrants or other rights, or through the conversion of a security. Accordingly, more than one person may be deemed to be beneficial owner of the same securities. Except as otherwise indicated, each stockholder listed below has sole voting and investment power of the shares beneficially owned by that person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding
David Appell	1,050,000	9.50%
Fabrizzio Busso Campana(1)	1,808,333	15.61%
Peter Gallic(2)	1,808,333	15.61%
Peter Dugan(3)	1,808,333	15.61%
Crystal Capital Partners Corporation	1,960,000	17.73%
Hank Cohn	0	0%
Harborview Capital Management	880,000	7.97%
A. Christopher Johnson	675,628	6.11%
Frank Salerno(4)	350,000	3.17%
Anthony Soich	0	0%
Officers and Directors as a group (5)	5,775,000	50.00%

(1)                     The number shares beneficially owned by Crystal Capital Partners Corporation are controlled equally by Peter Gallic, Fabrizzio Busso Campana and Peter Dugan. Total shares include one third of shares owned by Crystal Capital Partners Corporation.

(2)                     The number shares beneficially owned by Crystal Capital Partners Corporation are controlled equally by Peter Gallic, Fabrizzio Busso Campana and Peter Dugan. Total shares include one third of shares owned by Crystal Capital Partners Corporation.

(3)                     The number shares beneficially owned by Crystal Capital Partners Corporation are controlled equally by Peter Gallic, Fabrizzio Busso Campana and Peter Dugan. Total shares include one third of shares owned by Crystal Capital Partners Corporation.

(4)                     The number of shares beneficially owned by Mr. Salerno are held by Hillcrest Financial LLC of which Mr. Salerno has voting control.

(5)                     The number of shares beneficially owned by all officers and directors as a group includes 1,960,000 shares of common stock owned by Crystal Capital Partners Corporation.

Item 12. Certain Relationships and Related Transactions.

We recently accepted the resignation from Mr. Peter Dugan from his management position as Vice President, Business Development, however, Mr. Dugan remains on the Board of Directors. We expect to execute a Consulting Agreement with Mr. Dugan by the end of our second fiscal quarter whereby he will continue to provide service and support for the Company’s ongoing marketing efforts.

During the period ended July 31, 2006, Crystal Capital Partners, LLC, which is controlled by Peter Dugan, one of our directors, Peter Gallic, our Chief Financial Officer and one of our directors, and Fabrizzio Busso-Compana, our Chief Executive Officer and one of our directors, made advances to Crystal Hospitality Holdings, Inc., a wholly-owned subsidiary of ours. As of July 31, 2006 the balance of the advances, including all principal and interest, is $291,709. The advances bear interest at 5% and each advance is due one year from issuance.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits - The following exhibits are attached to this report on Form 10KSB or are incorporated by reference:

		Incorporated by Reference To
Exhibit No.	Description	Company’s Form	Filed	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger dated August 23, 2005 by and among the Company, Objective Spectrum, Inc., and the shareholders of Objective Spectrum, Inc.	8-K	08/25/05	2.1
2.2	Agreement and Plan of Merger dated April 17, 2005 by and among the Company, Crystal Hospitality Holdings, Inc., MRI Acquisition Corp II, and the shareholders of Crystal Hospitality, Inc.	8-K	04/21/06	2.2
3.1	Certificate of Incorporation of Company.	8-K	08/14/03	3.1
3.2	Bylaws of Company.	8-K	08/14/03	3.2
4.1	Form of Securities Purchase Agreement dated June 30, 2006 among the Company and certain investors	8-K	07/07/06	4.1
4.2	Form of Stock Purchase Warrant dated June 30, 2006 issued by the Company to certain investors	8-K	07/07/06	4.2
4.3	Form of Registration Rights Agreement dated June 30, 2006 among the Company and certain investors	8-K	07/07/06	4.3
4.4	Form of Callable Secured Convertible Note dated June 30, 2006 issued by the Company to certain investors	8-K	07/07/06	4.4
4.5	Form of Common Stock Purchase Warrant dated May 2, 2006 issued by the Company to certain investors	8-K	05/09/06	4.5
4.6	Form of Common Stock Purchase Warrant dated May 2, 2006 issued by the Company to certain investors	8-K	05/09/06	4.6
10.1	2003 Equity Compensation Plan of Company.	8-K	08/14/03	10.1
10.2	Form of Security Agreement dated June 30, 2006 among the Company and certain investors	8-K	07/07/06	10.2
10.3	Form of Intellectual Property Security Agreement dated June 30, 2006 among the Company and certain investors	8-K	07/07/06	10.3
23.1	Consent of Scharf Pera & Co., PLLC			23.1	X
31.1	Section 302 Certification of Principal Executive Officer				X
31.2	Section 302 Certification of Principal Financial and Accounting Officer				X
32.1	Section 906 Certifications				X

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report except.

Item 14. Principal Accounting Fees and Services.

Audit Fees

We incurred fees of $25,000 from Scharf Pera & Co., PLLC for the audit of our annual financial statements for the fiscal year ending July 31, 2006.

Audit Related Fees

There were no fees billed by our auditors in our last two fiscal years for professional services rendered in connection with assurance and related services that are reasonably related to the performance of an audit or review of our financial statements.

Tax Fees

There were no fees billed by our auditors in our last two fiscal years for tax compliance, tax advice, or any tax planning.

All Other Fees

There were no fees billed by our auditors in our last two fiscal years for products and services other than those reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006	CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.

	By:	/s/ Fabrizzio Busso-Campana
Fabrizzio Busso-Campana
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fabrizzio P. Busso-Campana	Chief Executive Officer and Director (Principal	November 14, 2006
Fabrizzio P. Busso-Campana	Executive Officer)

/s/ Hank Cohn	Director	November 14, 2006
Hank Cohn

/s/ Peter Dugan	Director	November 14, 2006
Peter Dugan

/s/ Peter Gallic	Director and Vice President	November 14, 2006
Peter Gallic

/s/ Frank Salerno	Director	November 14, 2006
Frank Salerno

/s/ Anthony Soich	Director	November 14, 2006
Anthony Soich