Form 10QSB
period 2006-10-31
CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.
filed 2006-12-20
CIK 1069322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File Number   000-29313

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.

(Name of small business issuer in its charter)

Delaware	20-0121007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2160 Headquarters Plaza, 10th Floor, Morristown, New Jersey 07960

(Address of principal executive offices & zip code)

973-644-0900

Registrant’s telephone number, including area code:

(Former Name or Former Address, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes  ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   12,347,946

Transitional Small Business Disclosure Format (Check one):   ☐ Yes  ☒ No

Item 1. Financial Statements.

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES

(FORMERLY MOBILE REACH INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEET

OCTOBER 31, 2006

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$18,061
Prepaid insurance	85,350

Total current assets		103,411

PROPERTY & EQUIPMENT – net of accumulated depreciation		41,686

OTHER ASSETS:
Deposits	11,856
Goodwill	120,828

		132,684

		$277,781

LIBILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion long-term debt	$30,000
Short-term notes payable	260,168
Accounts payable	963,773
Notes payable – related parties	236,856
Accrued liabilities	1,427,953

		2,918,750

LONG TERM LIABILITIES:
Long-term debt	5,021,307
Convertible debentures	2,261,476

		7,282,783

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value; 100,000,000 shares authorized	—
Common stock; par value $.001; 500,000,000 shares authorized, 12,347,331 issued and outstanding, 58,463 shares to be issued	23,068
Paid-in capital	2,917,490
Accumulated deficit	(12,864,310)

		(9,923,752)

		$277,781

See Notes to Condensed Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES

(FORMERLY MOBILE REACH INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

Three Months Ended October 31, 2006
REVENUE:
License revenue	$27,824
Other revenue	—

27,824

COST AND EXPENSES:
Cost of goods sold	13,833
Sales & marketing	—
General and administrative expenses	622,973

636,806

OPERATING LOSS	(608,982)

OTHER INCOME (EXPENSES):
Depreciation and amortization	(2,039)
Interest expense	(1,203,872)
Product development costs	(22,082)

(1,227,993)

NET LOSS BEFORE INCOME TAXES	(1,836,975)

INCOME TAX (EXPENSE) BENEFIT	—

NET LOSS	$(1,836,975)

WEIGHTED AVERAGE NUMBER OF SHARES	12,247,401

LOSS PER SHARE – BASIC AND DILUTED	$(0.15)

See Notes to Condensed Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES

(FORMERLY MOBILE REACH INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 8, 2005	—	$—	$—	$—	$—
Common shares issued in formation of Crystal Hospitality Holdings, Inc.	200	23,012	—	—	23,012
Shares exchanged for common shares of Mobile Reach International, Inc.	(200)	—	—	—	—
Common shares issued to Crystal Hospitality Holdings, Inc stockholders	7,100,000	—	—	—	—
Common shares owned by Mobile Reach International, Inc. stockholders	4,743,276	—	—	—	—
Fair market value of warrants attached to short-term debt issued	—	—	68,000	—	68,000
Fair market valued of beneficial conversion feature of convertible debentures	—	—	1,990,711	—	1,990,711
Net loss	—	—	—	(11,027,335)	(11,027,335)
Balance at July 31, 2006	11,843,276	23,012	2,058,711	(11,027,335)	(8,945,612)
Common shares issued in connection with conversion of debentures	562,518	56	228,779	—	228,835
Fair market valued of beneficial conversion feature of convertible debentures	—	—	630,000	—	630,000
Net Loss	—	—	—	(1,836,975)	(1,836,975)
Balance at October 31, 2006	12,405,794	$23,068	$2,917,490	$(12,864,310)	$(9,923,752)

See Notes to Condensed Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES

(FORMERLY MOBILE REACH INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Three Months Ended October 31, 2006

Net loss	$(1,836,975)

Adjustments to reconcile net income to net cash used in operating activities:	1,396,259
Net cash used in operating activities	(440,716)

Cash flows used in investing activities:	(153,529)

Cash flows provided by financing activities:	576,817

Net increase in cash	(17,428)

Cash – Beginning of period	35,489

Cash – End of period	$18,061

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-cash activities:
Conversion of debentures for common stock	$228,835

Acquisition of Travel House, Inc.
Purchase price	$123,500
Add:
Cash	1,132

Subtract:
Accounts payable	(3,804)

Goodwill	$120,828

See Notes to Condensed Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES

(FORMERLY MOBILE REACH INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Accounting Policies:

General:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three month period ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ended July 31, 2007.  The unaudited consolidated financial statements should be read in conjunction with the July 31, 2006 financial statements and footnotes thereto included in the Company’s SEC Form 10-KSB.

Business:

The Company was originally organized to develop and sell mobility software products and services in the United States and Europe. Its offices were located in Cary, North Carolina until the Exchange Agreement discussed below. Since the effective date of the Exchange Agreement, the Company moved its operations to Chatham, New Jersey. The principal focus of operations has been the development of travel products and services for sale to the general public in the United States through the utilization of registered agents and internet website booking services.

Subsequent to the share exchange mentioned below, Mobile Reach International, Inc. changed its name to Crystal International Travel Group, Inc.

Basis of presentation:

On April 17, 2006, effective April 29, 2006, Crystal International Travel Group, Inc. and Subsidiaries (formerly Mobile Reach International, Inc.) (the “Company”) completed a share exchange with the stockholders of Crystal Hospitality Holdings, Inc., a Delaware corporation (“CHH”), pursuant to a Share Exchange Agreement (the “Exchange Agreement”), by and among the Company, CHH and the holders of the outstanding capital stock of CHH (the “CHH Stockholders”). As a result, CHH is now a wholly owned subsidiary of the Company. The Company has accounted for this share exchange using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The share exchange has been treated as a reverse acquisition of the Company by CHH, due to the stockholders of CHH receiving 60.4 percent of the voting rights of the combined entity. The Condensed Consolidated financial statements include the results from operations for both companies from August 1, 2006 through October 31, 2006.

During the quarter ended October 31, 2006, the Company established a subsidiary named Platinum Hospitality Holdings, Inc. (“PHH”), a Delaware corporation. Effective August 1, 2006, PHH  purchased of all the outstanding stock of JRM, Inc. dba The Travel House (“TH”) for $123,500. TH is a New Jersey corporation that has been operating as a full service travel agency. The Company purchased TH in order to establish a direct retail outlet for the travel products it is developing or plans to develop. The Company accounted for this acquisition as prescribed by SFAS No. 141, “Business Combinations”. The Company recorded $120,828 in goodwill for this acquisition. The condensed consolidated financial statements include the results of operations for TH from August 4, 2006 to October 31, 2006.

Concentrations of credit risk:

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

The Company maintains its cash balances with multiple reputable financial institutions in the form of demand deposits.

Intangible assets:

The Company accounts for intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets are recorded at cost. Intangible assets not subject to amortization include goodwill from business purchases. These costs are evaluated annually for impairment.

Income taxes:

Deferred income taxes provide for temporary differences between the basis of the Company’s assets and liabilities for financial reporting and income tax purposes. As of October 31, 2006, any deferred tax asset resulting from the three months of operating losses would be fully offset by a valuation allowance due to the uncertainty of realizing future tax benefits.

Fair value of financial instruments:

At October 31, 2006, the Company did not have any outstanding financial derivative instruments. The carrying amount of cash, receivables, payables and current liabilities approximate fair value due to the short maturity of these instruments.

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

New accounting pronouncements:

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” which applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. Management is currently evaluating the potential impact SFAS 155 on the Company’s financial position and results of operations and does not believe the impact of the application of this guidance will be material.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140”. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. Management is currently evaluating the potential impact SFAS 156 on the Company’s financial position and results of operations and does not believe the impact of the application of this guidance will be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the potential impact SFAS 157 on the Company’s financial position and results of operations and does not believe the impact of the application of this guidance will be material.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the potential impact FIN 48 on the Company’s financial position and results of operations and does not believe the impact of the application of this guidance will be material.

In September 2006, the Security and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. Management is currently evaluating the potential impact SAB 108 on the Company’s financial position and results of operations and does not believe the impact of the application of this guidance will be material.

Note 2 – Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Crystal International Travel Group, Inc. and subsidiaries as a going concern. However, as a result of the merger discussed in Note 1, the Company has acquired debt on certain notes payable that are in default, payroll taxes and other payables owed by the acquired company. Additionally, the Company has used substantial amounts of working capital in start-up operations and has generated an operating loss leading to an accumulated stockholders’ deficit of $9,923,752 at October 31, 2006. Further, at October 31, 2006, the Company’s current liabilities exceeded current assets by $2,815,339. Based on these factors, the Company may not be able to continue as a going concern.

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

Note 3 – Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:

	October 31, 2006	Estimated Useful Lives

Office and computer equipment	$44,960	3 to 7 years
Less: accumulated depreciation	(3,274)
	41,686

Note 4 – Accrued Liabilities:

At October 31, 2006, accrued expenses consisted of the following items:

Salary and wages payable	$207,178
Accrued and withheld taxes	515,839
Accrued interest	298,481
Accrued service expense	395,480
Other accrued expenses	10,975

Total accrued expenses	$1,427,953

Accrued and withheld taxes primarily consist of delinquent payroll taxes withheld and accrued on employees of MRI. Penalties and interest calculated through October 31, 2006 are included.

Note 5 – Convertible Debentures:

During the three months ended October 31, 2006, the Company issued an additional $630,000 in six percent convertible debentures as part of the June 2006 debenture issuance. This series of convertible debentures matures in 2009 or three years from the date of the actual issuance and has an interest rate of five percent. This series has a variable conversion price that is fifty to sixty-five percent of the average of the three lowest daily trading prices for twenty trading days prior to the trading day before the day of conversion. Interest accrues from the date of issuance and may be paid in cash or in the Company’s common stock.

As required by Emerging Issues Task Force Issue (“EITF”) No. 98-5 “Accounting for Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized $256,600 in interest expense and recorded $373,400 as a discount on the debentures issued. The intrinsic value of the conversion feature embedded in the debentures was calculated as the difference between the fair value of the debenture if converted on the commitment date and the conversion price as stated in the agreement. Accounting for this feature using EITF 98-5 resulted in the total value of the additional debenture issue of $630,000 being recorded as paid-in capital.

On August 9, 2006, debentures of $9,000 from the June 2006 issuance were converted at the conversion price of $ 0.18 per share and 50,000 shares of common stock were issued.

On August 10, 2006, debentures of $199,500 from the February 2004 issuance and debentures of $5,000 from the June 2006 issuance were converted at the conversion price of $ 0.80 per share and 270,782 shares of common stock were issued.

On August 21, 2006, debentures of $3,000 from the June 2006 issuance were converted at the conversion price of $ 0.12 per share and 25,000 shares of common stock were issued.

On August 25, 2006, debentures of $3,000 from the June 2006 issuance were converted at the conversion price of $0.07 per share and 42,253 shares of common stock were issued.

On September 28, 2006, debentures of $4,335 from the June 2006 issuance were converted at the conversion price of $0.06 per share and 73,473 shares of common stock were issued.

On September 29, 2006, debentures of $5,000 from the June 2006 issuance were converted at the conversion price of $0.05 per share and 101,010 shares of common stock were issued.

Under the Security Agreement attached to the debentures issued under the June 2006 debenture offering, all of the Company’s assets are pledged as collateral.

Note 6 – Stockholders’ Equity:

For the period ended October 31, 2006, the Company’s common stock issued and outstanding was 12,347,331 with an additional 58,463 shares to be issued. During the period the Company issued 562,518 common shares in connection with converted debentures(Note 5).

Note 7 – Loss Per Share:

A reconciliation of basic loss per share to diluted earnings per share is presented below:

	Net Loss	Shares	Per Share Amount
Period from December 8, 2005 (date of inception) through :
Basic EPS
Loss available to common shareholders	(1,836,975)	12,247,401	(0.15)
Effect of dilutive securities
stock options and warrants	—	—	—
Total basic and diluted	$(1,836,975)	12,247,401	$(0.15)

Note 8 – Related Party Transactions:

During the period ended October 31, 2006, a limited liability company related through common ownership and another corporation that is a stockholder in the Company had made advances to the

Company. Principal and interest of five percent is due on each note one year from the date of the note. The balance of these notes at October 31, 2006 is $236,856. Interest accrued on these notes through October 31, 2006 is $7,787 and is included in accrued expenses.

Note 9 – Pro-Forma Financial Information:

The following pro-forma data summarized the results of operations for the year ended October 31, 2006, as if the merger with Crystal Hospitality Holdings, Inc. had been completed August 1, 2005:

	October 31, 2006	October 31, 2005
Net revenues	$27,824	$155,941
Operating loss	(1,836,975)	(244,054)
Loss per share - basic and diluted	(0.15)	(0.02)

Note 10 – Other Matters:

Legal proceedings:

During the quarter ended October 31, 2006, a former officer of a former subsidiary of MRI filed suit against the Company alleging breach of contract. Management and counsel are currently in negotiations to settle this dispute. All amounts related to the original agreement signed by the Company and the former officer have been included in notes payable and accrued expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of the Company’s business and results of operations in conjunction with the consolidated financial statements attached herein. The results shown in this 10-QSB are not necessarily indicative of the results it will achieve in any future periods.

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

Sources of Revenue

Revenue for the period August 1 2006 to October 31 2006 were generated from the sale of travel and travel related products. Our revenue for this current period was $27,824 compared with revenues of $155,941 for the period ending October 31 2005. Revenue from the period ending October 31 2005 was generated through the sale of services and products related to Mobile Reach Technologies.

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

RESULTS OF OPERATIONS

Revenues and expenses presented on the consolidated statement of income for October 31, 2006, represent the results of operations for Crystal International for the period August 1 2006 through October 31 2006, the results of operations for Mobile Reach International, Inc. for the period August 1 2006 through October 31 2006 and the results of operations for Crystal Hospitality Holdings, Inc. for the period August 1 2006 through October 31 2006.

QUARTER ENDING OCTOBER 31, 2006 COMPARED TO OCTOBER 31, 2005

Revenues:

Crystal’s revenues in the quarter ending October 31, 2006 were generated from the sale of travel related services provided as compared to fiscal year 2005 when revenues were primarily comprised of licensing, services fees and product sales, which are recognized as revenue when the product or services are provided to the client.  The unaudited consolidated financial data is provided for comparative purpose only and does not claim to be indicative of the actual financial position or results of the Company’s carry forward operations.

General and Administrative Expenses:

Combined general and administrative expenses of Crystal and Mobile Reach International for the quarter ending October 31, 2006 was $622,973.  General and administrative consisting primarily of compensation, Professional fees including both legal and accounting, costs associated with Securities agreements and compliance reporting.

Liquidity and Capital Resources:

As of October 31, 2006, the Company had an accumulated deficit of $12,864,310 and a working capital deficit of $2,917,490. Our independent auditors, who audited our financial statements for the period ended July 31, 2006, have expressed substantial doubt about the Company’s ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholders’ deficit. In addition, the Company must deal with the litigation and claims described in Part II Item I of this Form 10-QSB under the heading “Legal Proceedings.”

Item 3. Controls and Procedures.

EVALUATION OF OUR DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and management’s assessment of the potential effect of the material weakness described below, our Chief Executive Officer (and Principal Accounting Officer) concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our financial statements are presented in conformity with generally accepted accounting principles.

Our company is not an accelerated filer (as defined in the Securities Exchange Act) and is currently not required to deliver management’s report on our internal control over financial reporting until our fiscal year ended July 31st, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time the Company subject to litigation which, if successful, could exceed applicable insurance coverage. With the exception of the below, the Company is not currently a party to any legal proceedings which are not incidental to the Company’s routine business or that the Company believes will have a material adverse affect on its results of operations.

On July 26, 2006 in the United States District Court for the Middle District of Florida, Michael J. Hewitt filed a Complaint and Demand for Jury Trial against the Company alleging that on or about August 4, 2004 he was terminated by the Company without just cause. Mr. Hewitt is seeking approximately $1.1 million in damages. The Company believes this suit to be without merit and plan to defend it vigorously.

On September 20, 2006 in the Circuit Court of the Seventh Judicial Circuit in and for St. Johns County, Florida, Paige Bendixsen, a former executive officer of the Company, filed a Summons for a demand for jury trial alleging that from the period beginning in 2003 to date, the Company has breached a number of agreements between Mr. Bendixson and the Company, including an agreement and plan of merger, an employment agreement and a settlement agreement. Mr. Bendixsen is seeking no less than $75,000 in damages. The Company believes this suit is without merit and plan to defend it vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

In August 2005, the Company executed an agreement and plan of merger with Objective Spectrum, Inc. (“Objective”).  The Company purchased all of Objective’s issued and outstanding common stock for 375,000 shares of the Company’s restricted common stock. At the date of the agreement, a current director and officer of the Company owned approximately ninety-two percent of Objective’s common stock.  As a result of the acquisition, the Company obtained intellectual property rights to source code for use with the Company’s Splitware product.

On March 3, 2006 Crystal Hospitality Holdings Inc., (Crystal) consummated a transaction with F.S. SunTours, Inc., a wholly owned subsidiary of One Travel Holdings, Inc., whereby Crystal purchased various assets, including but not limited to, the brand name SunTrips, the domain name Suntrips.com, 1 800 Sun Trips and customer lists.  As consideration for the transaction, Crystal agreed to pay $100,000 per month for 84 months for a total of 8.4 million dollars.

At the time of the consummation of the transaction, F.S. SunTours, Inc, had substantial debt.  Crystal received the right, but not the obligation to settle with various creditors of F.S. SunTours, Inc., which settlements would result in a credit to Crystal against the purchase price.  As a condition of the transaction, Crystal a settlement agreement with one such creditor MyTravel USA Holdings, Inc. (“MyTravel”).  As a result of the settlement with MyTravel, Crystal received a credit of approximately 1.9 million dollars against the purchase price, and no additional payment is due until November 2008.  Crystal is currently in negotiations with various other creditors of F.S. SunTours and may receive additional credits against the purchase price.

MyTravel Canada Holidays, Inc.– On March 8 th , 2006 Crystal entered into a services agreement with MyTravel, a wholly owned subsidiary of MyTravel Holdings, PLC. MyTravel provided various services to F.S. SunTours, Inc., including but not limited to purchase of bulk hotel rooms and coordination of ground transportation services for passengers.  As a condition of the purchase agreement with F.S. SunTours, Inc.  Crystal was required to obtain a release from MyTravel in favor of F.S. SunTours, Inc. As consideration for the release and for receipt of ongoing services from MyTravel, Crystal entered into a services agreement with MyTravel.

The services agreement provides Crystal to make aggregate payment to MyTravel of $5,115,000.00 over a term beginning on the date of the agreement and ending on October 1, 2011. To date Crystal and MyTravel have failed to fully agree upon all of the services to be provided to Crystal, however, the services are expected to include but not be limited to services similar to those provided by MyTravel to F.S SunTours.  To date the Company has not made any payments to MyTravel, nor has Company received significant services from MyTravel.

The Company may be in default of the agreement however; the Company is involved in ongoing discussion with MyTravel and is attempting to reach a mutually acceptable resolution.

On March 15, 2006, Crystal entered into an agreement with N-Porta to provide a fully hosted solution for Crystal to offer on-line travel services including but not limited to airline reservation and booking, hotel reservation and car rental services. The agreement provides for the aggregate payment of $3,000,000.00 over a term of 60 months at a cost of $50,000 per month.

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

Date: December 20, 2006	By:	/s/ Fabrizzio Busso Campana
Fabrizzio Busso Campana Chief Executive Officer