Form 10QSB
period 2007-01-31
CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.
filed 2007-03-26
CIK 1069322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   January 31, 2007
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
☐  Yes
☐  No
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   17,347,946
Transitional Small Business Disclosure Format (Check one):
☐  Yes
☑  No

PART I - FINANCIAL INFORMATION

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
INDEX TO FINANCIAL STATEMENTS
January 31, 2007
(Unaudited)

Pages

INDEX	F1

FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheet	F2

Condensed Consolidated Statements of Income	F3 - F4

Condensed Consolidated Statement of Stockholders’ Deficit	F5 - F6

Condensed Consolidated Statement of Cash Flows	F7 - F8

Notes to Condensed Consolidated Financial Statements	F9 - F15

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET
January 31, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$7,974
Prepaid insurance	7,603

Total current assets		$15,577

PROPERTY & EQUIPMENT - net of accumulated depreciation		39,086

OTHER ASSETS:
Deposits	11,862
Goodwill	120,828

		132,690

		$187,353

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion long-term debt	$30,000
Short-term notes payable	660,168
Accounts payable	1,147,295
Notes payable - related parties	248,856
Accrued liabilities	1,623,782

		$3,710,101

LONG-TERM LIABILITIES:
Long-term debt	5,021,307
Convertible debentures	2,705,990

		7,727,297

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value; 100,000,000 shares authorized	0
Common stock; par value $.001; 500,000,000 shares authorized, 13,848,204 issued and outstanding, 58,463 shares to be issued	23,218
Paid-in capital	2,969,705
Deficit accumulated during the development stage	(14,242,968)

		(11,250,045)

		$187,353

See Notes to Condensed Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter		Year to Date		From Inception

	Three Months Ended January 31, 2007	Period from December 8, 2005 (Date of Inception) through January 31, 2006	Six Months Ended January 31, 2007	Period from December 8, 2005 (Date of Inception) through January 31, 2006	Period from December 8, 2005 (Date of Inception) through January 31, 2007

REVENUE:
Sales	$27,869	$0	$55,693	$0	$55,693
License & fees	0	0	0	0	6,628

	27,869	0	55,693	0	62,321

COST AND EXPENSES:
Cost of goods sold	17,091	0	30,924	0	30,924
Sales & marketing	0	0	0	0	0
General and administrative expenses	757,200	199,377	1,382,229	199,377	8,560,882

	774,291	199,377	1,413,153	199,377	8,591,806

OPERATING LOSS	(746,422)	(199,377)	(1,357,460)	(199,377)	(8,529,485)

OTHER INCOME (EXPENSES):
Interest expense	(632,219)	(581)	(1,836,091)	(581)	(3,190,806)
Product development costs	0	0	(22,082)	0	(22,082)

	(632,219)	(581)	(1,858,173)	(581)	(3,212,888)

NET LOSS BEFORE INCOME TAXES	(1,378,641)	(199,958)	(3,215,633)	(199,958)	(11,742,373)

See Notes to Condensed Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Continued)
(Unaudited)

	For the Quarter		Year to Date		From Inception

	Three Months Ended January 31, 2007	Period from December 8, 2005 (Date of Inception) through January 31, 2006	Six Months Ended January 31, 2007	Period from December 8, 2005 (Date of Inception) through January 31, 2006	Period from December 8, 2005 (Date of Inception) through January 31, 2007

NET LOSS BEFORE INCOME TAXES	(1,378,641)	(199,958)	(3,215,633)	(199,958)	(11,742,373)

INCOME TAX (EXPENSE) BENEFIT	0	0	0	0	0

NET LOSS	$(1,378,641)	$(199,958)	$(3,215,633)	$(199,958)	$(11,742,373)

WEIGHTED AVERAGE NUMBER OF SHARES	12,561,451	7,100,000	12,482,254	7,100,000	10,484,065

LOSS PER SHARE - BASIC AND DILUTED	$(0.11)	$(0.03)	$(0.26)	$(0.03)	$(1.12)

See Notes to Condensed Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock
	Shares	Amount	Paid-in Capital	Deficit Accumulated During Development Stage	Total
Balance at December 8, 2005 (Date of Inception)	0	$0	$0	$0	$0

Common shares issued in formation of Crystal Hospitality Holdings, Inc.	200	23,012	0	0	23,012

Net loss	0	0	0	(76,871)	(76,871)
Balance at January 31, 2006	200	23,012	0	(76,871)	(53,859)

Shares exchanged for common shares of Mobile Reach International, Inc.	(200)	0	0	0	0

Common shares issued to Crystal Hospitality Holdings, Inc. stockholders	7,100,000	0	0	0	0

Common shares owned by Mobile Reach International, Inc. stockholders	4,743,276	0	0	0	0

Net liabilities in excess of assets acquired in share exchange	0	0	0	(2,477,311)	(2,477,311)

Fair market value of warrants attached to short-term debt issued	0	0	68,000	0	68,000

Fair market value of beneficial conversion feature of convertible debentures	0	0	1,990,711	0	1,990,711

Net loss	0	0	0	(8,473,153)	(8,473,153)

Balance at July 31, 2006	11,843,276	$23,012	$2,058,711	$(11,027,335)	$(8,945,612)

See Notes to Condensed Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Continued)
(Unaudited)

	Common Stock
	Shares	Amount	Paid-in Capital	Deficit Accumulated During Development Stage	Total
Balance at July 31, 2006	11,843,276	$23,012	$2,058,711	$(11,027,335)	$0

Common shares issued in connection with conversion of debentures	562,518	56	228,779	0	0

Fair market value of beneficial conversion feature of convertible debentures	0	0	630,000	0	(8,945,612)

Net loss	0	0	0	(1,836,975)	228,835

Balance at October 31, 2006	12,405,794	23,068	2,917,490	(12,864,310)	(9,923,752)

Common shares issued in connection with conversion of debentures	1,400,873	150	35,735	0	35,885

Fair market value of warrants attached to short-term debt issued	0	0	16,480	0	16,480

Net loss	0	0	0	(1,378,641)	(1,378,641)

Balance at January 31, 2007	13,806,667	$23,218	$2,969,705	$(14,242,951)	$(11,250,028)

See Notes to Condensed Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31, 2007	December 8, 2005 (Date of Inception) through January 31, 2006	December 8, 2005 (Date of Inception) through January 31, 2007

Net loss	$(3,215,633)	$(199,958)	$(11,757,799)

Adjustments to reconcile net income to net cash used in operating activities:	2,334,720	88,498	9,821,863

Net cash used in operating activities	(880,913)	(111,460)	(1,935,936)

Cash flows used in investing activities	(135,419)	0	(177,650)

Cash flows provided by financing activities	988,817	111,467	2,121,560

Net (decrease) increase in cash	(27,515)	7	7,974

Cash - beginning of period	35,489	0	0

Cash - end of period	$7,974	$7	$7,974

See Notes to Condensed Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended January 31, 2007	Six Months Ended January 31, 2006	December 8, 2005 (Date of Inception) through January 31, 2007

Non-cash activities:
Conversion of debentures for common stock	$294,055	$0	$294,055
Refinancing of short-term debt to convertible debt	0	0	100,000
Exchange of debt for intangible assets	0	0	5,021,307

Acquisition of Travel House, Inc.:
Purchase price	$123,500	$0	$123,500
Add:
Cash	1,132	0	1,132

Subtract:
Accounts payable	(3,804)	0	(3,804)

Goodwill	$120,828	$0	$120,828

Acquisition of Mobile Reach International and Subsidiaries:
Assets assumed:
Cash	$262

Liabilities assumed:
Accounts payable	408,527
Accrued expenses	507,859
Short-term debt	294,169
Long-term and convertible debt	1,267,018

2,477,573

Net liabilities exceeding net assets	$2,477,311

See Notes to Condensed Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Accounting Policies:

General:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ended July 31, 2007. The unaudited consolidated financial statements should be read in conjunction with the July 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business:

The Company was originally organized to develop and sell mobility software products and services in the United States and Europe. Its offices were located in Cary, North Carolina until the Exchange Agreement discussed below. Since the effective date of the Exchange Agreement, the Company moved its operations to Morristown, New Jersey. The principal focus of operations has been the development of travel products and services for sale to the general public in the United States through the utilization of registered agents and internet website booking services.

Subsequent to the share exchange mentioned below, Mobile Reach International, Inc. changed its name to Crystal International Travel Group, Inc.

Basis of presentation:

On April 17, 2006, effective April 29, 2006, Crystal International Travel Group, Inc. and Subsidiaries (formerly Mobile Reach International, Inc.) (the "Company") completed a share exchange with the stockholders of Crystal Hospitality Holdings, Inc., a Delaware corporation ("CHH"), pursuant to a Share Exchange Agreement (the "Exchange Agreement"), by and among the Company, CHH and the holders of the outstanding capital stock of CHH (the "CHH Stockholders"). As a result, CHH is now a wholly owned subsidiary of the Company. The Company has accounted for this share exchange using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The share exchange has been treated as a reverse acquisition of the Company by CHH, due to the stockholders of CHH receiving 60.4 percent of the voting rights of the combined entity. The condensed consolidated financial statements include the results from operations for both companies from August 1, 2006 through January 31, 2007 and the financial statements of the survivor corporation, CHH for the period from inception (December 8, 2005) to January 31, 2006 and for the period from inception (December 8, 2005) through January 31, 2007.

See Notes to Condensed Consolidated Financial Statements

During the quarter ended October 31, 2006, the Company established a subsidiary named Platinum Hospitality Holdings, Inc. (“PHH”), a Delaware corporation. Effective August 1, 2006, PHH purchased all of the outstanding stock of JRM, Inc. dba The Travel House (“TH”) for $123,500. TH is a New Jersey corporation that has been operating as a full service travel agency. The Company purchased TH in order to establish a direct retail outlet for the travel products it is developing or plans to develop. The Company accounted for this acquisition as prescribed by SFAS No. 141, “Business Combinations”. The Company recorded $120,828 in goodwill for this acquisition. The condensed consolidated financial statements include the results of operations for TH from August 4, 2006 to January 31, 2007.

Development stage operations:

Since December 8, 2005 (date of inception), the Company has been concentrating its effort on raising capital and developing new travel related products for the retail market. As defined by SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises,” the Company is a development stage company. Under SFAS No. 7, a development stage enterprise is subject to the same accounting principles as a normal enterprise but are required to present a cumulative income statement showing revenues and expenses from inception.

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

Income taxes:

Deferred income taxes provide for temporary differences between the basis of the Company's assets and liabilities for financial reporting and income tax purposes. As of January 31, 2007, any deferred tax asset resulting from the three months of operating losses would be fully offset by a valuation allowance due to the uncertainty of realizing future tax benefits.

See Notes to Condensed Consolidated Financial Statements

Fair value of financial instruments:

At January 31, 2007, the Company did not have any outstanding financial derivative instruments. The carrying amount of cash, receivables, payables and current liabilities approximate fair value due to the short maturity of these instruments.

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

Note 2 - Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Crystal International Travel Group, Inc. and subsidiaries as a going concern. However, as a result of the merger discussed in Note 1, the Company has acquired debt on certain notes payable that are in default, payroll taxes and other payables owed by the acquired company. Additionally, the Company has used substantial amounts of working capital in start-up operations and has generated an operating loss leading to an accumulated stockholders’ deficit of $11,250,045 at January 31, 2007. Further, at January 31, 2007, the Company’s current liabilities exceeded current assets by $3,694,524. Based on these factors, the Company may not be able to continue as a going concern.

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

See Notes to Condensed Consolidated Financial Statements

Note 3 - Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:

	January 31, 2007	Estimated Useful Lives

Office and computer equipment	$44,960	3 to 7 years
Less: accumulated depreciation	(5,874)
	$39,086

Note 4 - Accrued Liabilities:

At January 31, 2007, accrued expenses consisted of the following items:

Salary and wages payable	$259,059
Accrued and withheld taxes	515,839
Accrued interest	427,820
Accrued service expense	410,089
Other accrued expenses	10,975

Total accrued expenses	$1,623,782

Accrued and withheld taxes primarily consist of delinquent payroll taxes withheld and accrued on former employees of MRI and its subsidiaries. Penalties and interest calculated through January 31, 2007 are included in the reported balance.

Note 5 - Short-term Notes Payable:

The balances on these notes at January 31, 2007 are as follows:

Note payable due to a vendor dated February 2005; due in eighteen monthly installments of $1,007 including interest at ten percent; note is in default.	$5,524

Note payable for accrued wages dated August 2002; bearing interest at six percent; due and payable with interest at the earliest of (a) Company obtaining debt or equity funding greater than $1,000,000 in a quarter or (b) Company earns revenues of $1,000,000 in a quarter; note is in default.	49,908

Note payable to a vendor dated December 2004; due in six monthly installments of $2,836 including interest at eighteen percent; note is in default.	17,027

Note payable to former employees for accrued wages and expenses dated February and March 2005; bearing no interest and due and payable at the earliest of (a) Company obtaining debt or equity funding greater than $1,000,000 in a quarter or (b) Company earns revenues of $1,000,000 in a quarter; note is in default.	24,000

See Notes to Condensed Consolidated Financial Statements

Note payable to a vendor dated March 2005; bearing no interest due in four equal monthly payments of $14,000; note is in default.	56,000

Note payable to former employee dated April 2005; bearing no interest and due in six monthly installments of $5,000; note is in default.	30,000

Note payable to a vendor dated July 2005; due in eighteen monthly installments of $390 including interest at eight percent; note is in default.	6,243

Note payable to former employee dated December 2004; bearing no interest and no specified repayment terms.	12,740

Note payable to vendor dated July 2005; due in eleven monthly installments of $1,500; note is in default.	15,888

Notes payable to former employees dated March 2006; due in a single payment on June 30, 2006; notes are in default.	42,838

Note payable dated November 2006; due in a single payment with interest accrued at twelve percent on March 31, 2007.	400,000

Total short-term notes payable	$660,168

As part of the short-term note payable dated November 2006, the Company executed a Security Agreement in which all of the Company’s assets are pledged as collateral.

Note 6 - Convertible Debentures:

On December 12, 2006, debentures of $4,662 from the June 2006 issuance were converted at the conversion price of $ 0.036 per share and 129,500 shares of common stock were issued.

On December 13, 2006, debentures of $2,400 from the June 2006 issuance were converted at the conversion price of $ 0.024 per share and 100,000 shares of common stock were issued.

On January 9, 2007, debentures of $3,690 from the June 2006 issuance were converted at the conversion price of $0.030 per share and 123,000 shares of common stock were issued.

On January 17, 2007, debentures of $10,000 from the June 2006 issuance were converted at the conversion price of $0.026 per share and 389,105 shares of common stock were issued.

On January 17, 2007, debentures of $2,333 from the June 2006 issuance were converted at the conversion price of $0.023 per share and 100,128 shares of common stock were issued.

On January 17, 2007, debentures of $2,799 from the June 2006 issuance were converted at the conversion price of $0.028 per share and 100,000 shares of common stock were issued.

On January 19, 2007, debentures of $5,000 from the June 2006 issuance were converted at the conversion price of $0.019 per share and 259,140 shares of common stock were issued.

See Notes to Condensed Consolidated Financial Statements

On January 23, 2007, debentures of $3,500 from the June 2006 issuance were converted at the conversion price of $0.018 per share and 200,000 shares of common stock were issued.

On January 30, 2007, debentures of $1,501 from the June 2006 issuance were converted at the conversion price of $0.015 per share and 100,000 shares of common stock were issued.

Under the Security Agreement attached to the debentures issued under the June 2006 debenture offering, all of the Company’s assets are pledged as collateral.

Note 7 - Stockholders’ Equity:

For the period ended January 31, 2007, the Company’s common stock issued and outstanding was 13,848,204 with an additional 58,463 shares to be issued. During the period the Company issued 1,500,873 common shares in connection with converted debentures (Note 6).

Note 8 - Warrants:

In November 2006, the Company issued 400,000 warrants at an exercise price of $0.10 per share. These warrants were issued in connection with the issuance of short-term notes payable bearing an interest rate of twelve percent (Note 5). Using the Black-Scholes pricing model and thirty percent volatility factor, the Company valued the warrants and recorded interest expense of $16,480 for the grant of these warrants.

Note 9 - Related Party Transactions:

During the period ended January 31, 2007, a limited liability company related through common ownership and another corporation that is a stockholder in the Company had made advances to the Company. Principal and interest of five percent is due on each note one year from the date of the note. The balance of these notes at January 31, 2007 is $248,856. Interest accrued on these notes through January 31, 2007 is $4,806 and is included in accrued expenses.

During the period ended January 31, 2007, a limited liability company that is related through common ownership has paid bills on behalf of the company. The Company expenses these costs with the liability being included in accounts payable. The total of these costs included in accounts payable are $27,738.

Note 10 - Pro-Forma Financial Information:

The following pro-forma financial information summarizes the results of operations for the six months ended January 31, 2007, as if the merger with Crystal Hospitality Holdings, Inc. had been completed August 1, 2005:

	Six Months Ended January 31, 2007	Six Months Ended January 31, 2006
Net revenues	$55,693	$332,488

Operating loss	(3,215,633)	(576,850)

Loss per share - basic and diluted	(0.26)	(0.05)

See Notes to Condensed Consolidated Financial Statements

Note 11 - Other Matters:

Commitments and legal proceedings:

In March 2006, the Company purchased intangible assets consisting of web sites, phone numbers, registered trademark names and a customer database from FS Suntours. Subsequent to the purchase, FS Suntours delayed turning over control of the phone numbers, websites and never released the customer database to the Company. In June 2006, FS Suntours was forced into bankruptcy by its creditors. Later, FS Suntours’ parent corporation filed voluntary bankruptcy proceedings. In July 2006, as a result of the bankruptcy filings, legal proceedings resulting from the intangible asset purchase and the failure to gain control over the intangible assets, the Company recognized an impairment charge against the value of the intangible assets.

Also in March 2006, the Company had entered into a service contract with a former vendor of FS Suntours in expectation of capitalizing on the benefits of the intangible assets mentioned above. This contract was a seven year contract with minimum base payments due in monthly installments for the service and an annual per passenger charge due in November of each year. Since the signing of the agreement in March 2006, no services have been provided by the vendor. As a result of the failure of FS Suntours to turn over the intangible assets and the bankruptcy filing mentioned above, the Company ceased accruing these service expenses in November 2006.

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
See Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are a development stage company and as such, you should read the following discussion of the Company's business and results of operations in conjunction with the consolidated unaudited financial statements attached herein.

Forward Looking Statements

This portion of this Quarterly Report on Form 10-QSB includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to the Company's expectation that it will begin generating significant revenues from the sale of its products rather than from equity or debt financings. Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to the risks and uncertainties set forth below in the section titled "Risk Factors," as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview and Financial Discussion

On April 17, 2006, we completed a reverse merger with Crystal Hospitality Holdings, Inc. The shareholders of Crystal acquired approximately 60.4% of our voting shares. As discussed in the Liquidity and Capital Resources section below, the new management has arranged for short term financing. Significant market risk exists as a result of our previously existing financial issues, the change in ownership and the change in business focus.

As of the date of the Quarterly Report, we have not gained complete control over the intangible assets associated with Crystal’s purchase of FS Suntours’ intellectual property. The customer database has not been delivered; the phone numbers and the trademarks are still in control of FS Suntours. Therefore, we recorded an asset impairment charge of $4,896,666 in relation to these assets for the year end July 31, 2006.

Our lack of complete control over the Suntrips assets has had a material impact on our business plan relating to the use of these assets. We have been able to operate and derive marginal revenue from the web portal. We are attempting to secure complete control of the intangible assets. On December 8, 2006, the United States Bankruptcy Court of the Western District of Texas entered an order requiring the return of the SunTrips assets in question, which we expected to occur no later than December 31, 2006 but due to the complexity of the bankruptcy case this has not yet occurred. While it is difficult to estimate when the assets will be returned, we hope to have them no later than June 30, 2007.

Due to the asset impairment and in attempt to maximize shareholder value, we have been developing a product we call “IntelliFares”. IntelliFares is owned by IntelliFares Limited, a registered company in the Democratic Republic of Ireland and is a wholly-owned subsidiary of ours. IntelliFares offers travelers who participate in predictable, recurring travel patterns, such as timeshare or second homeowners, college students, business travelers and the like will be able to purchase five years of future air travel at or below comparable open market air ticket prices, and fix that price for the five year period, by contracting with IntelliFares to arrange for the purchase of airfare on their behalf, after depositing the full five years of payment with IntelliFares. Deposits will be managed through a depository relationship with UBS AG. We are currently attempting to patent the business methodology underlying IntelliFaters as more fully described in both United States and International Patent Applications entitled “Subscription Management For Periodic Travel Services.”

In the event there is any market acceptance of IntelliFares, revenue for IntelliFares will be recognized from the assessment of an initial registration fee, a minimal account administration fee (currently planned at three percent of the initial five year deposit), and various exception fees, including cancellation charges. It is intended that the future growth in air ticket prices, if any, will be offset by income derived from the depository relationship with UBS. For the purpose of confidentiality and the maintenance of first mover advantage, complete details on how the product works from a financial perspective will be released after the product is fully launched, which is planned for late spring 2007. Details will concurrently be made available to shareholders and the investing public. We hope to sell IntelliFares through distributors, as such consumers will be able to purchase it through traditional travel agents and time share operators (developers, vacation clubs, exchanges). The first such distributor is Flying Dutchmen Travel of Santa Rosa, California.

Sources of Revenue

On March 10, 2006, Mobile Reach Technologies, Inc. entered into a License Agreement with Spectrum Mobile, Inc. whereby it licensed certain of its assets to Spectrum Mobile, including, but not limited to, its Splitwave Server, Splitwave Server Plug-In Modules, Splitwave Client for Blackberry, Splitwave Client for Windows and Pocket PC and Split Forms Wizard. The License Agreement provides for a sliding scale of 5% of license fees received by Spectrum Mobile for the first two years of the License Agreement, 4% of licenses fees for the third year of the License Agreement and 3% of licenses fees for the fourth year of the License Agreement. Due to unclear payment terms and the belief that we can obtain better financial terms from Spectrum Mobile, we are renegotiating the License Agreement and hope to have an amended agreement executed within the fiscal quarter ending April 30th.

The License Agreement with Spectrum Mobile had the effect of significantly reducing our revenue as well operating expenses relating to the Mobile Reach Technology assets. Prior to the License Agreement, we received all of the license revenue associated with sales to customers. Under the terms of the License Agreement described above, we receive a much smaller percentage of the license revenues. However, we are not responsible for any of the operating costs associated with delivery of products and services to Spectrum Mobile customers.

Revenues for the quarter period November 1, 2006 to January 31, 2007 were generated from the sale of travel and travel related products. For the nine months ending January 31, 2007, revenue was composed of both travel related and MRI licensing activity. Ongoing licensing revenue, if any, will be recognized as per the terms of the amended License Agreement referenced above.

Our revenue stream for the travel operations are derived from commissions on sales of travel components (for example air tickets, hotel rooms, car rental, etc.), margins built into packages (for example air plus hotel plus transfers plus excursions), production overrides from travel product supplier sales and service fees.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates, assumptions and judgments that can have a material impact on its net revenue, operating income and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described herein have the greatest potential impact on iour consolidated financial statements. We consider these to be its critical accounting policies. The policies described herein are not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management judgment in their application. There are also areas in which management judgment in selecting any available alternative would not produce a materially different result. Our audited consolidated financial statements and notes thereto contain significant accounting policies and other disclosures required by generally accepted accounting principles. The accounting policies that are considered critical to an understanding of the consolidated financial statements are highlighted below.

Results of Operations

Revenues and expenses presented on the consolidated statement of income for January 31, 2007, represent the results of operations for Crystal International for the period November 1, 2006 through January 31, 2007, the results of operations for Crystal Hospitality Holdings, Inc. for the period November 1, 2005 through January 31, 2006, and the results of operations for Mobile Reach International, Inc. for the period November 1, 2005 through January 31, 2006.

REVENUES:

Our revenues for the Quarter ending January 31, 2007 were $27,869.00 and were generated from the travel related services provided as compared to revenues of $0.00 during the comparable Quarter ending January 31, 2006 when revenues were primarily comprise of licensing and services fees, which we recognize as revenue when the product or services are provided to the client. For the nine months ending January 31, 2007 revenue was $55,693, composed of the travel related revenue of $27,869 and license and fee revenue of $27,824 as compared to $0.00 revenue for the prior year period. The unaudited consolidated financial data; is provided for comparative purpose only and does not claim to be indicative of our actual financial position or results carry forward operations.

GENERAL AND ADMINISTRATIVE EXPENSES:

Combined general and administrative expenses of Crystal for the Quarter ended January 31, 2007 were $776,330 representing an increase of 280% over Mobile Reach International's $199,377 for the three-month period ended January 31, 2006. General and administrative consisting primarily of compensation, Professional fees including both legal and accounting, costs associated with Securities agreements and compliance reporting. The increase in general and administration reflects the increase in professional fees associated with the salaries of personnel, professional and legal fees associated with litigation, and development costs associated with IntelliFares™.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2007, we had an accumulated deficit of $12,561,451 and a working capital deficit of $3,215,616. Our independent auditors, who audited our financial statements for the period ended July 31, 2006, expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholders' deficit.

As a result of our recent bridge financing described below, we believe we have adequate cash resources to last to the end of April 2007. We are currently burning $150,000 per month and our goal is to begin generating sufficient revenues to support operations by April 2007. However, it does not appear this will occur. As such, we anticipate we will need an additional $1 to $2 million debt or equity financing to implement our business plan over the next six to eighteen months. We cannot be certain of the terms and conditions under which such capital could become available, if at all.

OTHER SIGNIFICANT MATTERS

On July 3, 2006 the Company executed a financing agreement whereby the company issued notes convertible into Company’s common shares and warrants for additional common shares of the Company. The agreement provided for a total investment of$2,000,000, of which $700,000 was received by the Company on July 3, 2006, and an additional $600,000 was received by the Company on August 3, 2006. The Company has filed a registration statement which includes the shares issue able by the Company upon conversion of the outstanding notes which became effective on January 19, 2007. The Company received the remaining balance of $700,000 on February 1, 2007.
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

Item 1A. Risk Factors.

The following are additional risk factors the Company faces. These should be read in connection with the entire set of risk factors set forth in the Company's Annual Report for the year ended July 31, 2006 filed on Form 10-KSB on November 14, 2006 with the Securities and Exchange Commission.

We have been unable to gain complete control of the SunTrips, and are continued inability may have a materially adverse impact on our operations.

As of the date of the Quarterly Report, we have not gained complete control over the intangible assets associated with our purchase of FS Suntours’ intellectual property. The customer database has not been delivered; the phone numbers and the trademarks are still in control of FS Suntours. Therefore, we recorded an asset impairment charge of $4,896,666 in relation to these assets for the year ended July 31, 2006. Our lack of complete control over the Suntrips assets has had a material impact on our business plan relating to the use of these assets. We have been able to operate and derive marginal revenue from the web portal. We are attempting to secure complete control of the intangible assets. On December 8, 2006, the United States Bankruptcy Court of the Western District of Texas entered an order requiring the return of the SunTrips assets in question, which we expected to occur no later than December 31, 2006 but due to the complexity of the bankruptcy case this has not yet occurred. While it is difficult to estimate when the assets will be returned, we hope to have them no later than June 30, 2007. In the event the assets are not returned, our operations will continue to be materially adversely affected and increases the likelihood we will not continue as a going concern.

Due to the fact we do not have complete control of the SunTrips assets, we have developed a product called IntelliFares. If IntelliFares is not widely accepted in the marketplace, it will have a material adverse affect on our operations.

We believe IntelliFares to be a unique and novel product for travelers. However, in order for it to be successful, it will need to be adopted by a significant portion of predictable, pattern travelers. In the event it is not accepted by predictable, pattern travelers, it will have a materially adverse affect on our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

EX-31	CERTIFICATION OF CEO PER SECTION 302
EX-32	CERTIFICATION OF CFO PER SECTION 302

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2007	By:	/s/ Fabrizzio Busso Campana
Fabrizzio Busso Campana Chief Executive Officer