Form 10QSB/A
period 2007-01-31
CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.
filed 2007-03-30
CIK 1069322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number	Description

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350m, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007	By:	/s/ Fabrizzio Busso Campana
Fabrizzio Busso Campana Chief Executive Officer