Form 10QSB
period 2007-04-30
CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.
filed 2007-06-20
CIK 1069322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   April 30, 2007
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission File Number   000-29313

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.
(Name of small business issuer in its charter)
Delaware	20-0121007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2160 HeadquartersPlaza, 10th Floor, Morristown, New Jersey07960
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
☐  Yes
☐  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   23,965,290
Transitional Small Business Disclosure Format (Check one):
☐  Yes
☒  No

PART I - FINANCIAL INFORMATION

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2007
(Unaudited)

Pages

INDEX	F1

FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheet	F2

Condensed Consolidated Statements of Income	F3 - F4

Condensed Consolidated Statement of Stockholders’ Deficit	F5 - F6

Condensed Consolidated Statements of Cash Flows	F7 - F8

Notes to Condensed Consolidated Financial Statements	F9 - F16

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET
April 30, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$14,538
Prepaid insurance	13,431

Total current assets		$27,969

PROPERTY AND EQUIPMENT - net of accumulated depreciation		41,977

OTHER ASSETS:
Deposits	11,856
Intangibles - net of amortization	25,144
Goodwill	80,596

		117,596

		$187,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion long-term debt	$499,079
Short-term notes payable	484,733
Accounts payable	1,096,201
Notes payable - related parties	132,808
Accrued liabilities	1,650,096

Total current liabilities		$3,862,917

LONG-TERM LIABILITIES:
Long-term debt	4,552,228
Convertible debentures	3,356,565

		7,908,793

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value; 100,000,000 shares authorized	0
Common stock; par value $0.001; 500,000,000 shares authorized, 22,235,674 issued and outstanding, 30,625 shares to be issued	24,054
Paid-in capital	3,302,709
Deficit accumulated during the development stage	(14,910,931)

		(11,584,168)

		$187,542

See Notes to Condensed Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter		Year to Date		From Inception
	Three Months Ended April 30, 2007	Three Months Ended April 30, 2006	Nine Months Ended April 30, 2007	Period from December 8, 2005 (Date of Inception) through April 30, 2006	Period from December 8, 2005 (Date of Inception) through April 30, 2007

REVENUE:
Sales	$51,380	$0	$107,073	$0	$107,073
License and fees	14,762	0	14,762	0	21,390

	66,142	0	121,835	0	128,463

COST AND EXPENSES:
Cost of goods sold	29,875	152,620	60,799	152,620	60,799
Sales and marketing	0	0	0	0	0
General and administrative expenses	638,244	659,298	2,041,691	736,169	9,220,361

	668,119	811,918	2,102,490	888,789	9,281,160

OPERATING LOSS	(601,977)	(811,918)	(1,980,655)	(888,789)	(9,152,697)

OTHER INCOME (EXPENSES)
Interest expense	(44,768)	(47,530)	(1,880,859)	(47,530)	(3,258,841)
Other expenses	0	0	(22,082)	0	(22,082)

	(44,768)	(47,530)	(1,902,941)	(47,530)	(3,280,923)

NET LOSS BEFORE INCOME TAXES	(646,745)	(859,448)	(3,883,596)	(936,319)	(12,433,620)

See Notes to Condensed Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Continued)
(Unaudited)

	For the Quarter		Year to Date		From Inception
	Three Months Ended April 30, 2007	Three Months Ended April 30, 2006	Nine Months Ended April 30, 2007	Period from December 8, 2005 (Date of Inception) through April 30, 2006	Period from December 8, 2005 (Date of Inception) through April 30, 2007

NET LOSS BEFORE INCOME TAXES	(646,745)	(859,448)	(3,883,596)	(936,319)	(12,433,620)

INCOME TAX (EXPENSE) BENEFIT	0	0	0	0	0

NET LOSS	$(646,745)	$(859,448)	$(3,883,596)	$(936,319)	$(12,433,620)

WEIGHTED AVERAGE NUMBER OF SHARES	15,751,948	7,100,000	14,791,904	7,100,000	12,062,919

LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.12)	$(0.26)	$(0.13)	$(1.03)

See Notes to Condensed Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock
	Shares	Amount	Paid-in Capital	Deficit Accumulated During Development Stage	Total
Balance at December 8, 2005 (Date of Inception)	0	$0	$0	$0	$0
Common shares issued in formation of Crystal Hospitality Holdings, Inc.	200	23,012	0	0	23,012
Shares exchanged for common shares of Mobile Reach International, Inc.	(200)	0	0	0	0
Common shares issued to Crystal Hospitality Holdings, Inc. stockholders	7,100,000	0	0	0	0
Common shares owned by Mobile Reach International, Inc. stockholders	4,743,276	0	0	0	0
Net liabilities in excess of assets acquired in share exchange	0	0	0	(2,477,311)	(2,477,311)
Net loss	0	0	0	(1,025,085)	(1,025,085)

Balance at April 30, 2006	11,843,276	23,012	0	(3,502,396)	(3,479,384)
Fair market value of warrants attached to short-term debt issued	0	0	68,000	0	68,000
Fair market value of beneficial conversion feature of convertible debentures	0	0	1,990,711	0	1,990,711
Net loss	0	0	0	(7,524,939)	(7,524,939)
Balance at July 31, 2006	11,843,276	$23,012	$2,058,711	$(11,027,335)	$(8,945,612)

See Notes to Condensed Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Continued)
(Unaudited)

	Common Stock
	Shares	Amount	Paid-in Capital	Deficit Accumulated During Development Stage	Total
Balance at July 31, 2006	11,843,276	$23,012	$2,058,711	$(11,027,335)	$(8,945,612)
Share based compensation agreement	0	0	11,160	0	11,160
Common shares issued in connection with conversion of debentures	562,518	56	228,779	0	228,835
Fair market value of beneficial conversion feature of convertible debentures	0	0	630,000	0	630,000
Common shares issued in connection with conversion of debentures	1,400,873	150	35,735	0	35,885
Fair market value of warrants attached to short-term debt issued	0	0	16,480	0	16,480
Net loss	0	0	0	(3,236,851)	(3,236,851)

Balance at January 31, 2007	13,906,667	23,218	2,980,865	(14,264,186)	(11,260,103)
Common shares issued as fees for services	1,000,000	100	56,900	0	57,000
Common shares issued for accrued wages to employees	1,300,000	130	47,633	0	47,763
Common shares issued in settlement of litigation	500,000	50	14,745	0	14,795
Common shares issued in settlement of short-term debt	1,000,000	100	99,900	0	100,000
Common shares issued in settlement of debt to former employee	350,000	35	30,999	0	31,034
Common shares issued on option exercise	120,000	12	20,028	0	20,040
Common shares issued in connection with conversion of debentures	4,089,632	409	51,639	0	52,048
Net loss	0	0	0	(646,745)	(646,745)
Balance at April 30, 2007	22,266,299	$24,054	$3,302,709	$(14,910,931)	$(11,584,168)

See Notes to Condensed Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30, 2007	December 8, 2005 (Date of Inception) through April 30, 2006	December 8, 2005 (Date of Inception) through April 30, 2007

Net loss	$(3,883,596)	$(936,319)	$(12,433,620)

Adjustments to reconcile net income to net cash used in operating activities:	2,565,062	652,846	10,035,063

Net cash used in operating activities	(1,318,534)	(283,473)	(2,398,557)

Cash flows used in investing activities	(154,182)	0	(171,413)

Cash flows provided by financing activities	1,451,765	287,468	2,584,508

Net (decrease) increase in cash	(20,951)	3,995	14,538

Cash - beginning of period	35,489	0	0

Cash - end of period	$14,538	$3,995	$14,538

See Notes to Condensed Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL DISCLOSURE INFORMATION
(Continued)
(Unaudited)

0	Nine Months Ended April 30, 2007	December 8, 2005 (Date of Inception) through April 30, 2006	December 8, 2005 (Date of Inception) through April 30, 2007
Non-cash activities:
Conversion of debentures for common stock	$311,769	$0	$311,769
Refinancing of short-term debt to convertible debt	0	0	100,000
Exchange of debt for intangible assets	0	0	5,021,307
Settlement of accrued wages for common stock	47,763	0	47,763
Settlement of litigation for debt and common stock	48,188	0	48,188
Settlement of related party debt for common stock	100,000	0	100,000
Settlement of debt to former employee for stock and short-term note payable	40,834	0	40,834
Acquisition of Travel House, Inc.:
Purchase price	$123,500	$0	$123,500
Add:
Cash	1,132	0	1,132

Subtract:
Accounts payable	(3,804)	0	(3,804)

Goodwill	$120,828	$0	$120,828

Acquisition of Mobile Reach International and Subsidiaries:
Assets assumed:
Cash	$262	$262

Liabilities assumed:
Accounts payable	408,527	408,527
Accrued expenses	507,859	507,859
Short-term debt	294,169	294,169
Long-term and convertible debt	1,267,018	1,267,018

	2,477,573	2,477,573

Net liabilities exceeding net assets	$2,477,311	$2,477,311

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ended July 31, 2007. The unaudited consolidated financial statements should be read in conjunction with the July 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Basis of presentation:

On April 17, 2006, effective April 29, 2006, Crystal International Travel Group, Inc. and Subsidiaries (formerly Mobile Reach International, Inc.) (the "Company") completed a share exchange with the stockholders of Crystal Hospitality Holdings, Inc., a Delaware corporation ("CHH"), pursuant to a Share Exchange Agreement (the "Exchange Agreement"), by and among the Company, CHH and the holders of the outstanding capital stock of CHH (the "CHH Stockholders"). As a result, CHH is now a wholly-owned subsidiary of the Company. The Company has accounted for this share exchange using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The share exchange has been treated as a reverse acquisition of the Company by CHH, due to the stockholders of CHH receiving 60.4 percent of the voting rights of the combined entity. The condensed consolidated financial statements include the results from operations for both companies from August 1, 2006 through April 30, 2007 and the financial statements of the survivor corporation, CHH for the period from inception (December 8, 2005) to April 30, 2006 and for the period from inception (December 8, 2005) through April 30, 2007.

During the quarter ended October 31, 2006, the Company established a subsidiary named Platinum Hospitality Holdings, Inc. (“PHH”), a Delaware corporation. Effective August 1, 2006, PHH purchased all of the outstanding stock of JRM, Inc. dba The Travel House (“TH”) for $123,500. TH is a New Jersey corporation that has been operating as a full service travel agency. The Company purchased TH in order to establish a direct retail outlet for the travel products it is developing or plans to develop. The Company accounted for this acquisition as prescribed by SFAS No. 141, “Business Combinations”. The Company recorded $80,596 in goodwill for this acquisition. The condensed consolidated financial statements include the results of operations for TH from August 4, 2006 to April 30, 2007.

Development stage operations:

Since December 8, 2005 (date of inception), the Company has been concentrating its effort on raising capital and developing new travel related products for the retail market. As defined by SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is a development stage company. Under SFAS No. 7, a development stage enterprise is subject to the same accounting principles as a normal enterprise but are required to present a cumulative income statement showing revenues and expenses from inception.

Concentrations of credit risk:

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

The Company maintains its cash balances with multiple reputable financial institutions in the form of demand deposits.

Intangible assets:

The Company accounts for intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. Intangible assets are recorded at cost. Intangible assets subject to amortization include customer lists from business purchases. These costs are amortized over the asset’s estimated useful life of 24 months.

Income taxes:

Deferred income taxes provide for temporary differences between the basis of the Company's assets and liabilities for financial reporting and income tax purposes. As of April 30, 2007, any deferred tax asset resulting from the three months of operating losses would be fully offset by a valuation allowance due to the uncertainty of realizing future tax benefits.

Fair value of financial instruments:

At April 30, 2007, the Company did not have any outstanding financial derivative instruments. The carrying amount of cash, receivables, payables and current liabilities approximate fair value due to the short maturity of these instruments.

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

Note 2 - Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Crystal International Travel Group, Inc. and subsidiaries as a going concern. However, as a result of the merger discussed in Note 1, the Company has acquired debt on certain notes payable that are in default, payroll taxes and other payables owed by the acquired company. Additionally, the Company has used substantial amounts of working capital in start-up operations and has generated an operating loss leading to an accumulated stockholders’ deficit of $11,584,168 at April 30, 2007. Further, at April 30, 2007, the Company’s current liabilities exceeded current assets by $3,834,948. Based on these factors, the Company may not be able to continue as a going concern.

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

Note 3 - Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:

	April 30, 2007	Estimated Useful Lives

Office and computer equipment	$50,586	3 to 7 years
Less: accumulated depreciation	(8,609)
	$41,977

Note 4 - Intangible Assets:

In August 2006, the Company purchased all the outstanding shares of a fully operational travel agency for $123,500 in cash. At the time of the purchase, the Company was seeking to expedite the regulatory licensing process for travel agencies by purchasing an already licensed agency. In the exchange, the Company received an established customer database. Management valued the database at $40,231 by discounting the estimated cash flow from commissions on sales to repeat customers. This customer database is amortized over an estimated useful life of twenty-four months.

Intangible assets at April 30, 2007 consisted of the following:

	April 30, 2007	Estimated Useful Lives

Customer database	$40,231	2 years
Less: accumulated amortization	(15,087)

	$25,144

Unamortized intangibles:
Goodwill - Travel House	$80,596

Amortization expense amounted to $5,029 for the three months ended April 30, 2007, $15,087 for the nine months ended April 30, 2007 and $15,087 for the period from December 8, 2005 (date of inception) through April 30, 2007.

Note 5 - Accrued Liabilities:

At April 30, 2007, accrued expenses consisted of the following items:

Salary and wages payable	$289,757
Accrued and withheld taxes	515,842
Accrued interest	438,042
Accrued service expense	395,480
Other accrued expenses	10,975

$1,650,096

Accrued and withheld taxes primarily consist of delinquent payroll taxes withheld and accrued on former employees of Mobile Reach International, Inc. (“MRI”) and its subsidiaries. Penalties and interest calculated through April 30, 2007 are included in the reported balance.

Note 6 - Short-term Notes Payable:

The balances on these notes at April 30, 2007 are as follows:

Note payable due to a vendor dated February 2005; due in eighteen monthly installments of $1,007 including interest at ten percent; note is in default.	$5,524
Note payable for accrued wages dated August 2002; bearing interest at six percent; due and payable with interest at the earliest of (a) Company obtaining debt or equity funding greater than $1,000,000 in a quarter or (b) Company earns revenues of $1,000,000 in a quarter; note is in default.	49,908
Note payable to a vendor dated December 2004; due in six monthly installments of $2,836 including interest at eighteen percent; note is in default.	17,027
Note payable to former employees for accrued wages and expenses dated February and March 2005; bearing no interest and due and payable at the earliest of (a) Company obtaining debt or equity funding greater than $1,000,000 in a quarter or (b) Company earns revenues of $1,000,000 in a quarter; note is in default.	24,000
Note payable to a vendor dated March 2005; bearing no interest due in four equal monthly payments of $14,000; note is in default.	56,000
Note payable to former employee dated April 2005; bearing no interest and due in six monthly installments of $5,000; note is in default.	30,000
Note payable to a vendor dated July 2005; due in eighteen monthly installments of $390 including interest at eight percent; note is in default.	6,243
Note payable to vendor dated July 2005; due in eleven monthly installments of $1,500; note is in default.	15,888
Notes payable to former employees dated March 2006; due in a single payment on June 30, 2006; notes are in default.	29,449
Note payable dated November 2006; due in a single payment with interest accrued at twelve percent on March 31, 2007.	200,000
Note payable to former employee dated February 2007; bearing eight percent interest and seven monthly payments of $6,000.	40,893
Note payable to former employee dated February 2007; bearing eight percent interest and five monthly payments of $2,000.	9,801

$484,733

As part of the short-term note payable dated November 2006, the Company executed a Security Agreement in which all of the Company’s assets are pledged as collateral.

Note 7 - Convertible Debentures:

During the three months ended April 30, 2007, holders of the June 2006 debenture issuance converted $52,048 worth of debentures to 4,089,632 shares of common stock. The conversion price ranged from $0.0105 to $0.0152 per share.

Under the Security Agreement attached to the debentures issued under the June 2006 debenture offering, all of the Company’s assets are pledged as collateral.

Note 8 - Stockholders’ Equity:

For the period ended April 30, 2007, the Company’s common stock issued and outstanding was 22,235,674 with an additional 30,625 shares to be issued. During the period the Company issued 4,089,632 common shares in connection with converted debentures (Note 7).

In February 2007, the Company settled a lawsuit and debt of $55,688 with a former officer for 500,000 shares of restricted common stock and a note payable of $40,893 (Note 6).

In February 2007, the Company settled debt of $40,834 with a former officer for 350,000 shares of restricted common stock and a note payable of $9,801 (Note 6).

In February 2007, the Company settled debt of $45,000 with a vendor for 900,000 shares of restricted common stock.

In February 2007, the Company settled accrued wages worth $47,763 with 1,300,000 shares of restricted common stock.

In February 2007, the Company settled debt with a related party of $100,000 with 1,000,000 shares of restricted common stock.

In February 2007, options for 120,000 shares of restricted common stock were exercised (Note 9).

In March 2007, the Company recorded expenses for services from consultants for investor relations fees of $12,000 in exchange for 100,000 shares of restricted common stock.

Note 9 - Stock Options:

The Company records stock options as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”. This Statement requires the Company “to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.”

During the nine months ended April 30, 2007, the Company issued options to an employee of the Company. The options granted total 400,000 shares of common stock with an option price of $.26 per share. The Company determined that the options issued had a value of $37,200 using the Black-Scholes pricing model and a thirty percent volatility factor at the date of grant. The options become vested over a period of three years and expire five years after the agreement date. During the period ended April 30, 2007, options of 120,000 shares had vested and were exercised, the remaining balance of 280,000 was forfeited.

Compensation expense related to these options is recorded in the period in which the holders become vested. For the nine months ended April 30, 2007, $11,160 of compensation expense was recorded related to these options.

Note 10 - Related Party Transactions:

During the period ended April 30, 2007, a limited liability company related through common ownership and another corporation that is a stockholder in the Company had made advances to the Company. Principal and interest of five percent is due on each note one year from the date of the note. The balance of these notes at April 30, 2007 is $132,808. Interest accrued on these notes through April 30, 2007 is $9,273 and is included in accrued expenses.

During the period ended April 30, 2007, a limited liability company that is related through common ownership has paid bills on behalf of the company. The Company expenses these costs with the liability being included in accounts payable. The total of these costs included in accounts payable are $91,321.

Note 11 - Pro-Forma Financial Information:

The following pro-forma financial information summarizes the results of operations for the nine months ended April 30, 2007, as if the merger between MRI and CHH had been completed August 1, 2005:

	Nine Months Ended April 30, 2007	Nine Months Ended April 30, 2006
Net revenues	$121,835	$374,426
Operating loss	(3,883,596)	(3,502,131)
Loss per share - basic and diluted	(0.27)	(0.30)

Note 12 - Other Matters:

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

As a result of the failure of FS Suntours to turn over the intangible assets and the bankruptcy filing mentioned above, the Company ceased accruing service expenses related to the contract and interest expense related to the FS Suntours liability.

In February 2007, the Company settled a lawsuit brought by a former officer of a former subsidiary of MRI. The suit was settled for debt (Note 6) and common stock (Note 8).

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

Financial Discussion

On April 17, 2006, we completed a reverse merger with Crystal Hospitality Holdings, Inc. (Crystal). The shareholders of Crystal acquired approximately 60.4% of our voting shares. As discussed in the Liquidity and Capital Resources section below, the new management has arranged for short term financing. No other equity in the Company has been sold. We have been able to stabilize the operations of the Company and no new defaults on existing Mobile Reach debts have occurred. Significant market risk exists as a result of our previously existing financial issues, the change in ownership and the change in business focus.

As of the date of this filing, we have not gained complete control over the intangible assets associated with Crystal’s purchase of FS Suntours’ Suntrips intellectual property.  The customer database has not been delivered; the phone numbers and the trademarks are still in control of FS Suntours. Therefore, we recorded an asset impairment charge of $4,896,666 in relation to these assets for the year end July 31, 2006.

Our lack of complete control over the Suntrips assets has had a material impact on our business plan relating to the use of these assets. We have been able to operate and derive marginal revenue from the web portal and have focused the company’s efforts in the development efforts of incubating the IntelliFares™ product.  Moreover, on December 8, 2006, the United States Bankruptcy Court of the Western District of Texas entered an order requiring the return of the assets in question, which we expected to occur no later than December 31, 2006 but due to the complexity of the bankruptcy case this has not yet occurred.  As of the date of this filing we have serious concerns as to whether we will be able to acquire any of the additional assets. Additionally, we are currently evaluating possible causes of action we may have against FS Suntours but have not initiated any action to date.  At this time, we are unable to estimate any future cash flows, if any, relating to the SunTrips assets.  However, we are pursuing additional acquisitions candidates which we hope might create revenue in the near term.

IntelliFares Limited is a company registered in the Democratic Republic of Ireland and resides at Ulysses House, Foley Street, Dublin 1 and is a wholly owned subsidiary of Crystal.  Initially, income from IntelliFares will be realized from the commercialization of a suite of products marketed under the brand name IntelliFares.  The products are derived from a business methodology described more fully in both United States and International Patent Applications entitled “Subscription Management For Periodic Travel Services.”  IntelliFares is a product offering wherein travelers who participate in predictable, recurring travel patterns, such as timeshare or second homeowners, college students, business travelers and the like will be able to contract with us for the future purchase of five years of future air travel at or below comparable open market air ticket prices, and fix that price for the five year period, by contracting with IntelliFares to arrange for the purchase of airfare on their behalf, after depositing the full five years of payment with IntelliFares.  Deposits will be managed through a depository relationship with UBS AG.

Revenue for IntelliFares will be recognized from the assessment of an initial registration fee, a minimal account administration fee (currently planned at 3% of the initial 5 year deposit), and various exception fees, including cancellation charges.  It is intended that the future growth in air ticket prices, if any, will be offset by income derive from the depository relationship with UBS.  For the purpose of confidentiality and the maintenance of first mover advantage, complete details on how the product works from a financial perspective will be released after the product is fully launched, which was planned for late spring 2007.  Due to the complexity of the product, and the time required to assemble our distribution network for the product, management believes first revenue from distributor sales will occur sometime between June and October 2007.  Details will concurrently be made available to shareholders and the investing public. Consumer and distributor features and benefits are now available on the company’s website at http://www.intellifares.com.  The product will be sold through distributors, as such consumers will be able to purchase it through traditional travel agents and time share operators (developers, vacation clubs, exchanges).  The first such distributor that has entered into a distribution agreement with IntelliFares is Flying Dutchmen Travel of Santa Rosa California.

Sources of Revenue

On March 10, 2006, Mobile Reach Technologies, Inc. entered into a License Agreement with Spectrum Mobile, Inc. whereby it licensed certain of its assets to Spectrum Mobile, including, but not limited to, its Splitwave Server, Splitwave Server Plug-In Modules, Splitwave Client for Blackberry, Splitwave Client for Windows and Pocket PC and Split Forms Wizard. The License Agreement provides for a sliding scale of 5% of license fees received by Spectrum Mobile for the first two years of the License Agreement, 4% of licenses fees for the third year of the License Agreement and 3% of licenses fees for the fourth year of the License Agreement. Due to unclear payment terms and the belief that we can obtain better financial terms from Spectrum Mobile, we renegotiated the License Agreement and executed it on June 15, 2007.  This amended agreement improves the overall terms potentially allowing the company to recover its prior investments in developing the software.

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

Revenues for the quarter period January 1,, 2007 to April 30,, 2007 were generated from the sale of travel and travel related products. For the nine months ending April 30, 2007 revenue was composed of both travel related and MRI licensing activity.  Ongoing licensing revenue, if any, will be recognized as per the terms of the amended agreement referenced above.

        Our revenue stream for the travel operations are derived from commissions on sales of travel components (for example air tickets, hotel rooms, car rental, etc.), margins built into packages (for example air plus hotel plus transfers plus excursions), production overrides from travel product supplier sales and service fees.

CRITICAL ACCOUNTING POLICIES

        In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates, assumptions and judgments that can have a material impact on its net revenue, operating income and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described herein have the greatest potential impact on our consolidated financial statements. We consider these to be its critical accounting policies. The policies described herein are not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management judgment in their application. There are also areas in which management judgment in selecting any available alternative would not produce a materially different result. Our audited consolidated financial statements and notes thereto contain significant accounting policies and other disclosures required by generally accepted accounting principles. The accounting policies that are considered critical to an understanding of the consolidated financial statements are highlighted below.

Results of Operations

       Revenues and expenses presented on the consolidated statement of income for January 31, 2007, represent the results of operations for Crystal International for the period November 1,, 2006 through January 31,, 2007, the results of operations for Crystal Hospitality Holdings, Inc. for the period November 1, 2005 through January 31, 2006, and the results of operations for Mobile Reach International, Inc. for the period November 1, 2005 through January 31, 2006.

REVENUES:

        Our revenues for the quarter ending April 30, 2007 were $66,142.00 and were generated from the travel related services provided as compared to revenues of $0.00 during the comparable quarter ending April 30, 2007 when revenues were primarily comprise of licensing and services fees, which we recognize as revenue when the product or services are provided to the client. For the nine months ending April 30, 2007 revenue was $121,835.00, composed of the travel related revenue of $107,073.00 and license and fee revenue of $14,762.00 as compared to $0 revenue for the prior year period.  The unaudited consolidated financial data; is provided for comparative purpose only and does not claim to be indicative of our actual financial position or results carry forward operations.

GENERAL AND ADMINISTRATIVE EXPENSES:

Combined general and administrative expenses of Crystal for the Quarter ended April 30, 2007 were $638,244.00 representing a decrease of 3.2% over Mobile Reach International's $659,298.00 for the three-month period ended April 30, 2006. General and administrative consisting primarily of compensation, Professional fees including both legal and accounting, costs associated with Securities agreements and compliance reporting. The decrease in general and administrative reflects  the change in the mix of professional fees associated with the salaries of personnel, professional and legal fees associated with litigation, and development costs associated with IntelliFares™, vs. similar expenses to operate Mobile Reach.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30,2007, we had an accumulated deficit of $12,433,620.00 and a working capital deficit of $3,280,923.00. Our independent auditors, who audited our financial statements for the period ended July 31, 2006, expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholders' deficit.

We are currently burning $150,000 per month and our goal is to begin generating sufficient revenues to support operations by September 2007. We believe this goal is obtainable as the months of October through April are traditionally months of both heavy travel and heavy booking, although the level of either is not currently quantifiable. If this does not occur, we will anticipate we will need an additional $1 to $2 million debt or equity financing to implement our business plan over the next six to eighteen months. Should this become necessary we cannot be certain of the terms and conditions under which such capital could become available, if at all.

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

Item 1A. Risk Factors.

The following are additional risk factors the Company faces.  These should be read in connection with the entire set of risk factors set for the Company Annual Report for the year ended July 31, 2006 filed on Form 10-KSB on November 14, 2006 with the Securities and Exchange Commission.

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

Date: June 20, 2007	By:	/s/ Fabrizzio Busso Campana
Fabrizzio Busso Campana Chief Executive Officer