Form 10KSB/A
period 2006-07-31
CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.
filed 2007-07-02
CIK 1069322

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended July 31, 2006

Commission File No.: 000-29313

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-0121007
(State of incorporation)	(I.R.S. Employer Identification No.)

2160 Headquarters Plaza 10 th Floor Morristown, New Jersey	07960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (973) 644-0900

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

The Registrant’s revenue for fiscal year ended July 31, 2006 was $6,628

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

Item 1 . Business .

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

We are a development stage business.

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

As of July 31, 2006 we have broken down our employee under the following:

Five work directly within CINT.

Item 2 . Properties .

DESCRIPTION OF PROPERTY

We do not own any real property. Our corporate offices are located at in temporary space at 2100 Headquarters Plaza, 10 th Floor, Morristown, NJ 07960, and are comprised of approximately 1,500 square feet. We currently have fulfilled our sub-lease requirements and now are sub-leasing month by month at $2,850 per month. We believe that this facility is sufficient to meet our current requirements, until completion of new office space within the same building.

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

Item 3 . Legal Proceedings .

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

Item 4 . Submission of Matters to a Vote of Security Holders .

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

Item 6 .            Management’s Discussion and Analysis of Financial Condition and Results of Operations .
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

As of the date of this Annual Report, we have not gained complete control over the intangible assets associated with our purchase of FS SunTours’ intellectual property. The customer database has not been delivered; the phone numbers and the trademarks are still in control of FS SunTours. Therefore, we recorded an asset impairment charge of $4,896,666 in relation to these assets for the year ended July 31, 2006. Our lack of complete control over the SunTrips assets has had a material impact on our business plan relating to the use of these assets. We have been able to operate and derive marginal revenue from the web portal. We are attempting to secure complete control of the intangible assets. On December 8, 2006, the United States Bankruptcy Court of the Western District of Texas entered an order requiring the return of the SunTrips assets in question, which we expected to occur no later than December 31, 2006 but due to the complexity of the bankruptcy case this has not yet occurred. It is difficult to estimate when the assets will be returned. As of the date of this filing we have serious concerns as to whether we will be able to acquire any of the additional assets. In the event the assets are not returned, our operations will continue to be materially adversely affected and it increases the likelihood we will not continue as a going concern.

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

Risk Factors :

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

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS
JULY 31, 2006

Page
INDEX	F1

INDEPENDENT AUDITORS’ REPORT	F2

FINANCIAL STATEMENTS:

Consolidated Balance Sheet	F3

Consolidated Statement of Income	F4

Consolidated Statement of Changes in Stockholders’ Deficit	F5

Consolidated Statement of Cash Flows	F6 - F7

Notes to Consolidated Financial Statements	F8 - F21

Scharf Pera & Co., PLLC Certified Public Accountants 4600 Park Road Suite 112 Charlotte, North Carolina 28209 704-372-1167 Fax: 704-377-3259
To the Stockholders’ Crystal International Travel Group, Inc. Chatham, New Jersey

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying consolidated balance sheet of Crystal International Travel Group, Inc. and Subsidiaries (a development stage company) as of July 31, 2006, and the related consolidated statements of income, stockholders’ deficit, and cash flows for the period December 8, 2005 (date of inception) to July 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Scharf Pera & Co., PLLC

Charlotte, North Carolina
November 10, 2006

(F2)

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
JULY 31, 2006

ASSETS
CURRENT ASSETS:
Cash	$35,489
Accounts receivable	-
Prepaid insurance	106,643
Deposits	25,000

Total current assets		167,132

PROPERTY & EQUIPMENT - net of accumulated depreciation		15,996

INTANGIBLE ASSETS - net of accumulated amortization		-

		$183,128
LIBILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion long-term debt	$30,000
Short-term notes payable	264,169
Accounts payable	816,261
Notes payable - related parties	286,038
Accrued liabilities	1,321,304

		2,717,772

LONG TERM LIABILITIES:
Long-term debt	5,021,307
Convertible debentures	1,389,661

		6,410,968

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value; 100,000,000 shares authorized	-
Common stock; par value $.001; 500,000,000 shares authorized, 11,784,813 issued and outstanding, 58,463 shares to be issued	23,012
Paid-in capital	2,058,711
Deficit accumulated during development stage	(11,027,335)

		(8,945,612)

		$183,128

See Notes to Consolidated Financial Statements

(F3)

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF INCOME
PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION)
TO JULY 31, 2006

Cumulative from December 8, 2005 (date of inception) to July 31, 2006

REVENUE:
License and fees	$6,628

6,628

COST AND EXPENSES:
Cost of goods sold	-
General and administrative expenses	2,155,769
Depreciation and amortization expense	126,235
Loss on impairment of intangible assets	4,896,666

7,178,670

OPERATING INCOME	(7,172,042)

OTHER INCOME (EXPENSES):
Interest expense	(1,377,982)

(1,377,982)

NET LOSS BEFORE INCOME TAXES	(8,550,024)

INCOME TAX (EXPENSE) BENEFIT	-

NET LOSS	$(8,550,024)

WEIGHTED AVERAGE NUMBER OF SHARES	8,918,989

LOSS PER SHARE - BASIC AND DILUTED	$(0.96)

See Notes to Consolidated Financial Statements

(F4)

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION)
TO JULY 31, 2006

	Shares	Amount	Paid-in Capital	Deficit Accumulated during Development Stage	Total
Balance at December 8, 2005 (Date of inception)	-	$-	$-	$-	$-
Common shares issued in formation of Crystal Hospitality Holdings, Inc.	200	23,012	-	-	23,012
Shares exchanged for common shares of Mobile Reach International, Inc.	(200)	-	-	-	-
Common shares issued to Crystal Hospitality Holdings, Inc stockholders	7,100,000	-	-	-	-
Common shares owned by Mobile Reach International, Inc. stockholders	4,743,276	-	-	-	-
Liabilities in excess of assets received on reverse merger	-	-	-	(2,477,311)	(2,477,311)
Fair market value of warrants attached to short-term debt issued	-	-	68,000	-	68,000
Fair market valued of beneficial conversion feature of convertible debentures	-	-	1,990,711	-	1,990,711
Net loss	-	-	0	(8,550,024)	(8,550,024)
	11,843,276	$23,012	$2,058,711	$(11,027,335)	$(8,945,612)

See Notes to Consolidated Financial Statements

(F5)

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES (FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION)
TO JULY 31, 2006

Cumulative from December 8, 2005 (date of inception) to July 31, 2006

Net loss	$(8,550,024)

Adjustments to reconcile net income to net cash used in operating activities:
Fair value of warrants issued as interest expense	68,000
Beneficial conversion feature of debentures issued	1,039,661
Loss on impairment of intangibles	4,896,666
Debentures issued for services	250,000
Depreciation and amortization	126,235
Changes in operating assets and liabilities:
Increase in other current assets	(132,002)
Increase in accounts payable	407,996
Increase in accrued expenses	813,445

Total adjustments	7,470,001

Net cash used in operating activities	(1,080,023)

Cash flows used in investing activities:
Cash paid for purchase of property and equipment	(17,231)

Net cash used in investing activities	(17,231)

Cash flows provided by financing activities:
Proceeds from short-term notes	500,000
Payments on short-term notes	(400,000)
Proceeds from convertible debentures	723,097
Proceeds from related party advances	377,513
Payments on related party advances	(90,879)
Proceeds from sale of stock	23,012

Net cash provided by financing activities	1,132,743

Net increase in cash	35,489

Cash - Beginning of period	-

Cash - End of period	$35,489

See Notes to Consolidated Financial Statements

(F6)

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES (FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
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

See Notes to Consolidated Financial Statements

(F7)

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION)
TO JULY 31, 2006

Note 1 - Business Combinations:

On April 17, 2006, effective April 29, 2006, Crystal International Travel Group, Inc. and Subsidiaries (formerly Mobile Reach International, Inc.) (the "Company") completed a share exchange with the stockholders of Crystal Hospitality Holdings, Inc., a Delaware corporation ("CHH"), pursuant to a Share Exchange Agreement (the "Exchange Agreement"), by and among the Company, CHH and the holders of the outstanding capital stock of CHH (the "CHH Stockholders"). As a result, CHH is now a wholly owned subsidiary of the Company. The Company has accounted for this share exchange using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The share exchange has been treated as a reverse acquisition of the Company by CHH, due to the stockholders of CHH receiving 60.4 percent of the voting rights of the combined entity. The Company did not record any amount for goodwill on this share exchange; the Company did record an adjustment to stockholder’s equity of $2,477,311, representing the amount that Mobile Reach International, Inc.'s (“MRI”) liabilities exceeded assets on April 29, 2006. The consolidated financial statements include the results from operations for CHH from December 8, 2005 (date of inception) through July 31, 2006, and the results from operations for Mobile Reach International, Inc. for April 30, 2006 through July 31, 2006.

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

(F8)

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

Note 3 - Summary of Significant Accounting Policies:

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

Development stage operations:

Since December 8, 2006 (date of inception), the Company has been concentrating its effort on raising capital and developing new travel related products for the retail market. As defined by SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises,” the Company is a development stage company. Under SFAS No. 7, a development stage enterprise is subject the same accounting principles as a normal enterprise but are required to present a cumulative income statement showing revenues and expenses from inception.

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

(F9)

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

(F10)

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

Recent pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS 123 ("SFAS 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of January 1, 2006. Compensation cost for stock options issued by MRI on March 16, 2006 was recognized prior to the merger with Crystal. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates the exception from fair measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's current financial condition or results of operations.

(F11)

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47 - "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS 143 (FIN No. 47). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. The adoption of FIN 47 is not expected to have a material impact on the Company’s current financial condition or results of operations.

In March 2005, the SEC released SAB No. 107, "Share-Based Payments". The interpretations in SAB 107 express views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation to cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation for the same employees. The adoption of SAB 107 is not expected to have a material impact on the Company’s current financial condition or results of operations.

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

(F12)

On July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109”, which fundamentally changes the way that the Company will be required to treat its uncertain tax positions for financial accounting purposes. FIN No. 48 prescribes rules regarding how the Company should recognize, measure and disclose in its financial statements, tax positions that were taken or will be taken on the Company’s tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability. This interpretation is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material impact on the Company’s current financial condition or results of operations.

Note 4 - Prepaid Expenses and Other Current Assets:

Prepaid expenses consist of prepaid insurance of $106,643 and deposit of $25,000.

During July 2006, the Company entered into an agreement for the outright purchase of a full service travel agency for $123,500. The deposit of $25,000 represents earnest money on the purchase transaction completed subsequent to July 31, 2006.

Note 5 - Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:

	July 31, 2006	Estimated Useful Lives

Office and computer equipment	$17,231	3 to 7 years
Less: accumulated depreciation	(1,235)
	15,996

Note 6 - Intangible Assets:

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

(F13)

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

Note 7 - Accrued Liabilities:

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

Note 8 - Short-Term Notes Payable:

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

(F14)

Note 9 - Long-Term Debt:

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

2007	$-
2008	177,479
2009	918,161
2010	968,660
2011	1,021,936
Thereafter	1,935,071
Total	$5,021,307

Note 10 - Convertible Debentures:

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

(F15)

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

Note 11 - Stockholders’ Equity:

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

(F16)

The Company is authorized to issue 100,000,000 shares of preferred stock. As of July 31, 2006, no shares were issued or outstanding.

Note 12 - Stock Options and Warrants:

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

As of July 31, 2006, no warrants have been exercised.

Note 13 - Loss Per Share:

A reconciliation of basic loss per share to diluted earnings per share is presented below:

	Net Loss	Shares	Per Share Amount
Period from December 8, 2005 (date of inception) through July 31, 2006:
Basic EPS
Loss available to common shareholders	(8,550,024)	8,918,989	(0.96)
Effect of dilutive securities
stock options and warrants	-	-	-
Total basic and diluted	$(8,550,024)	8,918,989	$(0.96)

(F17)

Note 14 - Income Taxes:

Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

Net deferred tax assets (liabilities) consisted of the following components as of July 31, 2006:

	Current	Long-Term	Total
Period ended July 31, 2006:
Deferred tax assets:
Net operating loss carryover	$726,524	$-	$726,524
Intangible asset impairment	-	1,780,045	1,780,045
	726,524	1,780,045	2,506,569
Valuation allowance	(726,524)	(1,780,045)	(2,506,569)
Net deferred tax asset	$-	$-	$-

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

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal and state income tax rate to pretax income for the period from December 8, 2005 (date of inception) through July 31, 2006 due to the following:

Computed “expected” tax benefit	$(2,507,133)
Increase (decrease) in income tax benefit resulting from:
Temporary differences	2,507,133
Permanent differences	-
$-

The Company files its tax returns as a consolidated entity. However, all of its subsidiaries are currently non-operating entities. As of July 31, 2006, the Company had not filed an income tax return. Estimated operating loss carry forwards of approximately $1,881,000 will begin to expire in 2026.

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

(F18)

Note 15 - Related Party Transactions:

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

Note 16 - Pro-Forma Financial Information:

The following pro-forma data summarized the results of operations for the year ended July 31, 2006, as if the merger with Crystal Hospitality Holdings, Inc. had been completed August 1, 2004:

	July 31, 2005	July 31, 2006
Net revenues	$607,374	$6,628
Operating loss	(970,881)	(9,261,243)
Loss per share - basic and diluted	(0.08)	(0.78)

Note 17 - Other Matters:

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

(F19)

Prior to the Exchange agreement discussed in Note 1, several vehicles owned by MRI were repossessed and sold at auction in order to settle MRI’s outstanding debt on those vehicles. The Company has recorded $30,000 in current note payables as a contingency for any balance remaining on the debt owed.

Legal proceedings:

During the period from December 8, 2005 (date of inception) through July 31, 2006, the Company was named as defendant in three legal proceedings stemming from its purchase of the intangible assets discussed in Note 6. Management and counsel are in the process of reviewing these claims and intend to defend their position vigorously.

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
(F20)

Item 8 A . Controls and Procedures

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

PART III

Item 9 .  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

(F21)

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

(F22)

Item 10. Executive Compensation .

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

(F23)

Item 11. Security Ownership of Certain Beneficial Owners and Management .

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

(F24)

Item 12 . Certain Relationships and Related Transactions .

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

Item 13 . Exhibits and Reports on Form 8-K .

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

Item 14. Principal Accounting Fees and Services .

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

(F25)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 2, 2007	CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.

	By:	/s/ Fabrizzio Busso-Campana Fabrizzio Busso-Campana
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fabrizzio P. Busso-Campana Fabrizzio P. Busso-Campana	Chief Executive Officer and Director (Principal Executive Officer)	July 2, 2007

/s/ Hank Cohn Hank Cohn	Director	July 2, 2007

/s/ Peter Dugan Peter Dugan	Director	July 2, 2007

/s/ Peter Gallic Peter Gallic	Director and Vice President	July 2, 2007

/s/ Frank Salerno Frank Salerno	Director	July 2, 2007

/s/ Anthony Soich Anthony Soich	Director	July 2, 2007

(F26)