Form 10QSB/A
period 2006-10-31
CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.
filed 2007-07-02
CIK 1069322

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

2160 Headquarters Plaza, 10 th Floor, Morristown, New Jersey 07960
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
(A Development Stage Company)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006
(Unaudited)

Pages

INDEX	F1

FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheet	F2

Condensed Consolidated Statements of Income	F3

Condensed Consolidated Statement of Stockholders’ Deficit	F4

Condensed Consolidated Statements of Cash Flows	F5

Notes to Condensed Consolidated Financial Statements	F6 - F14

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
OCTOBER 31, 2006
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$18,061
Prepaid insurance	85,350

Total current assets		$103,411

PROPERTY & EQUIPMENT - net of accumulated depreciation		41,686

OTHER ASSETS:
Deposits	11,856
Intangibles - net of amortization	35,203
Goodwill	80,596

		127,655

		$272,752

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion long-term debt	$30,000
Short-term notes payable	260,168
Accounts payable	963,773
Notes payable - related parties	236,856
Accrued liabilities	1,427,953

Total current liabilities		$2,918,750

LONG-TERM LIABILITIES:
Long-term debt	5,021,307
Convertible debentures	2,261,476

		7,282,783

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value; 100,000,000 shares authorized	0
Common stock; par value $.001; 500,000,000 shares authorized, 12,347,331 issued and outstanding, 58,463 shares to be issued	23,068
Paid-in capital	2,928,650
Accumulated deficit	(12,880,499)

		(9,928,781)

		$272,752

See Notes to Condensed Consolidated Financial Statements

(F2)

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended October 31, 2006	Cumulative December 8, 2005 (Date of Inception) to October 31, 2006
REVENUE:
Sales revenue	$27,824	$34,452
Other revenue	0	0

	27,824	34,452

COST AND EXPENSES:
Cost of goods sold	13,833	13,833
General and administrative expenses	641,201	7,819,998

	655,034	7,833,831

OPERATING LOSS	(627,210)	(7,799,379)

OTHER EXPENSES:
Interest expense	(1,203,872)	(2,581,854)
Product development costs	(22,082)	(22,082)

	(1,225,954)	(2,603,936)

NET LOSS BEFORE INCOME TAXES	(1,853,164)	(10,403,315)

INCOME TAX (EXPENSE) BENEFIT	0	0

NET LOSS	$(1,853,164)	$(10,403,315)

WEIGHTED AVERAGE NUMBER OF SHARES	12,247,401	9,863,401

LOSS PER SHARE - BASIC AND DILUTED	$(0.15)	$(1.05)

See Notes to Condensed Consolidated Financial Statements
(F3)

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at December 8, 2005 (Date of inception)	0	$0	$0	$0	$0
Common shares issued in formation of Crystal Hospitality Holdings, Inc.	200	23,012	0	0	23,012
Shares exchanged for common shares of Mobile Reach International, Inc.	(200)	0	0	0	0
Common shares issued to Crystal Hospitality Holdings, Inc. stockholders	7,100,000	0	0	0	0
Common shares owned by Mobile Reach International, Inc. stockholders	4,743,276	0	0	0	0
Net liabilities in excess of assets acquired in share exchange	0	0	0	(2,477,311)	(2,477,311)
Fair market value of warrants attached to short-term debt issued	0	0	68,000	0	68,000
Fair market value of beneficial conversion feature of convertible debentures	0	0	1,990,711	0	1,990,711
Net loss	0	0	0	(8,550,024)	(8,550,024)
Balance at July 31, 2006	11,843,276	23,012	2,058,711	(11,027,335)	(8,945,612)
Share based compensation arrangement	0	0	11,160	0	11,160
Common shares issued in connection with conversion of debentures	562,518	56	228,779	0	228,835
Fair market value of beneficial conversion feature of convertible debentures	0	0	630,000	0	630,000
Net loss	0	0	0	(1,853,164)	(1,853,164)
Balance at October 31, 2006	12,405,794	$23,068	$2,928,650	$(12,880,499)	$(9,928,781)

See Notes to Condensed Consolidated Financial Statements

(F4)

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES (FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended October 31, 2006	Cumulative December 8, 2005 (Date of Inception) to October 31, 2006

Net loss	$(1,853,164)	$(10,403,315)

Adjustments to reconcile net income to net cash used in operating activities	1,412,448	8,882,576

Net cash used in operating activities	(440,716)	(1,520,739)

Cash flows used in investing activities	(153,529)	(170,760)

Cash flows provided by financing activities	576,817	1,709,560

Net (decrease) increase in cash	(17,428)	18,061

Cash - beginning of period	35,489	0

Cash - end of period	$18,061	$18,061

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-cash activities:
Conversion of debentures for common stock	$228,835	$228,835

Acquisition of Travel House, Inc.
Purchase price	123,500	123,500
Add:
Cash	1,132	1,132

Subtract:
Accounts payable	(3,804)	(3,804)

Total	$120,828	$120,828

See Notes to Condensed Consolidated Financial Statements

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

(F6)

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

Development stage operations:

Since December 8, 2005 (date of inception), the Company has been concentrating its effort on raising capital and developing new travel related products for the retail market. As defined by SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is a development stage company. Under SFAS No. 7, a development stage enterprise is subject to the same accounting principles as a normal enterprise but is required to present a cumulative income statement showing revenues and expenses from inception.

Concentrations of credit risk:

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

The Company maintains its cash balances with multiple reputable financial institutions in the form of demand deposits.

Intangible assets:

The Company accounts for intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. Intangible assets are recorded at cost. Intangible assets subject to amortization include customer lists from business purchases. These costs are amortized over the assets estimated useful life of 24 months. Intangible assets not subject to amortization include goodwill from business purchases. These costs are evaluated annually for impairment.

Income taxes:

Deferred income taxes provide for temporary differences between the basis of the Company's assets and liabilities for financial reporting and income tax purposes. As of October 31, 2006, any deferred tax asset resulting from the three months of operating losses would be fully offset by a valuation allowance due to the uncertainty of realizing future tax benefits.

(F7)

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

New accounting pronouncements:

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” which applies to certain "hybrid financial instruments", which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS No. 133. The fair value election can be applied on an instrument by instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. Management is currently evaluating the potential impact of SFAS No. 155 on the Company’s financial position and results of operations and does not believe the impact of the application of this guidance will be material.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140”. SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. Management is currently evaluating the potential impact of SFAS No. 156 on the Company’s financial position and results of operations and does not believe the impact of the application of this guidance will be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the potential impact of SFAS No. 157 on the Company’s financial position and results of operations and does not believe the impact of the application of this guidance will be material.

(F8)

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the potential impact of FIN 48 on the Company’s financial position and results of operations and does not believe the impact of the application of this guidance will be material.

In September 2006, the Security and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. Management is currently evaluating the potential impact of SAB 108 on the Company’s financial position and results of operations and does not believe the impact of the application of this guidance will be material.

Note 2 - Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Crystal International Travel Group, Inc. and subsidiaries as a going concern. However, as a result of the merger discussed in Note 1, the Company has acquired debt on certain notes payable that are in default, payroll taxes and other payables owed by the acquired company. Additionally, the Company has used substantial amounts of working capital in start-up operations and has generated an operating loss leading to an accumulated stockholders’ deficit of $9,928,781 at October 31, 2006. Further, at October 31, 2006, the Company’s current liabilities exceeded current assets by $2,815,339. Based on these factors, the Company may not be able to continue as a going concern.

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

(F9)

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
	$41,686

Depreciation expense amounted to $2,039 for the three months ended October 31, 2006 and $3,274 for the period from December 8, 2005 (date of inception) through October 31, 2006.

Note 4 - Intangible Assets:

In August 2006, the Company purchased all the outstanding shares of a fully operational travel agency for $123,500 in cash. At the time of the purchase, the Company was seeking to expedite the regulatory licensing process for travel agencies by purchasing an already licensed agency. In the exchange, the Company received an established customer database. Management valued the database at $40,232 by discounting the estimated cash flow from commissions on sales to repeat customers. This customer database is amortized over an estimated useful life of twenty-four months.

Intangible assets at October 31, 2006, consisted of the following:

	October 31, 2006	Estimated Useful Lives
Amortized intangibles:
Customer database	$40,232	2 years
Less: accumulated amortization	(5,029)
	$35,203

Unamortized intangibles:
Goodwill - Travel House	$80,596

Amortization expense amounted to $5,029 for the three months ended October 31, 2006 and $5,029 for the period from December 8, 2005 (date of inception) through October 31, 2006.

(F10)

Note 5 - Accrued Liabilities:

At October 31, 2006, accrued expenses consisted of the following items:

Salary and wages payable	$207,178
Accrued and withheld taxes	515,839
Accrued interest	298,481
Accrued service expense	395,480
Other accrued expenses	10,975

Total accrued expenses	$1,427,953

Accrued and withheld taxes primarily consist of delinquent payroll taxes withheld and accrued on employees of Mobile Reach International, Inc (“MRI”). Penalties and interest calculated through October 31, 2006 are included.

Note 6 - Convertible Debentures:

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

As required by Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized $256,600 in interest expense and recorded $373,400 as a discount on the debentures issued. The intrinsic value of the conversion feature embedded in the debentures was calculated as the difference between the fair value of the debenture if converted on the commitment date and the conversion price as stated in the agreement. Accounting for this feature using EITF 98-5 resulted in the total value of the additional debenture issue of $630,000 being recorded as paid-in capital.

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

(F11)

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

Note 7 - Stockholders’ Equity:

For the period ended October 31, 2006, the Company’s common stock issued and outstanding was 12,347,331 with an additional 58,463 shares to be issued. During the period, the Company issued 562,518 common shares in connection with converted debentures (Note 6).

Note 8 - Stock Options:

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

During the period ended October 31, 2006, the Company issued options to an employee of the Company. The options granted total 400,000 shares of common stock with an option price of $.26 per share. The Company determined that the options issued had a value of $37,200 using the Black-Scholes pricing model and a thirty percent volatility factor at the date of the grant. The options become vested over a period of three years and expire five years after the agreement date. No options had been exercised, forfeited or had expired as of October 31, 2006.

Compensation expense related to these options is recorded in the period in which the holders become vested. For the period ended October 31, 2006, $11,160 of compensation expense was recorded related to these options. Future compensation expense related to these options is expected to be as follows:

Year ending July 31,
2008	$11,160
2009	14,880
Thereafter	0

$26,040

(F12)

Note 9 - Loss Per Share:

A reconciliation of basic loss per share to diluted earnings per share is presented below:

	Net Loss	Shares	Per Share Amount
Period from December 8, 2005 (date of inception) through October 31, 2006:
Basic EPS
Loss available to common shareholders	$(1,853,164)	12,247,401	$(0.15)
Effect of dilutive securities:
Stock options and warrants	0	0	0
Total basic and diluted	$(1,853,164)	12,247,401	$(0.15)

Note 10 - Related Party Transactions:

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

Note 11 - Pro-Forma Financial Information:

The following pro-forma data summarized the results of operations for the period ended October 31, 2006, as if the merger between MRI and CHH had been completed August 1, 2005:

	October 31, 2006	October 31, 2005
Net revenues	$27,824	$155,941
Operating loss	(1,853,164)	(244,054)
Loss per share - basic and diluted	(0.15)	(0.02)

Note 12 - Other Matters:

Legal proceedings:

During the quarter ended October 31, 2006, a former officer of a former subsidiary of MRI filed suit against the Company alleging breach of contract. Management and counsel are currently in negotiations to settle this dispute. All amounts related to the original agreement signed by the Company and the former officer have been included in notes payable and accrued expenses.

(F13)

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

(F14)

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

We are a development stage company.

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

As of the date of this Quarterly Report, we have not gained complete control over the intangible assets associated with our purchase of FS SunTours’ intellectual property. The customer database has not been delivered; the phone numbers and the trademarks are still in control of FS SunTours. Therefore, we recorded an asset impairment charge of $4,896,666 in relation to these assets for the year ended July 31, 2006. Our lack of complete control over the SunTrips assets has had a material impact on our business plan relating to the use of these assets. We have been able to operate and derive marginal revenue from the web portal. We are attempting to secure complete control of the intangible assets. On December 8, 2006, the United States Bankruptcy Court of the Western District of Texas entered an order requiring the return of the SunTrips assets in question, which we expected to occur no later than December 31, 2006 but due to the complexity of the bankruptcy case this has not yet occurred. It is difficult to estimate when the assets will be returned. As of the date of this filing we have serious concerns as to whether we will be able to acquire any of the additional assets. In the event the assets are not returned, our operations will continue to be materially adversely affected and it increases the likelihood we will not continue as a going concern.

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

General and Administrative Expenses:

Combined general and administrative expenses of Crystal and Mobile Reach International for the quarter ending October 31, 2006 was $641,201.  General and administrative consisting primarily of compensation, Professional fees including both legal and accounting, costs associated with Securities agreements and compliance reporting.

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

MyTravel Canada Holidays, Inc.- On March 8 th , 2006 Crystal entered into a services agreement with MyTravel, a wholly owned subsidiary of MyTravel Holdings, PLC. MyTravel provided various services to F.S. SunTours, Inc., including but not limited to purchase of bulk hotel rooms and coordination of ground transportation services for passengers.  As a condition of the purchase agreement with F.S. SunTours, Inc.  Crystal was required to obtain a release from MyTravel in favor of F.S. SunTours, Inc. As consideration for the release and for receipt of ongoing services from MyTravel, Crystal entered into a services agreement with MyTravel.

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

Date: July 2, 2007	By:	/s/ Fabrizzio Busso Campana
Fabrizzio Busso Campana Chief Executive Officer