Form 10QSB/A
period 2007-01-31
CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.
filed 2007-07-02
CIK 1069322

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

(F1)

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET
JANUARY 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$7,974
Prepaid insurance	7,603

Total current assets		$15,577

PROPERTY & EQUIPMENT - net of accumulated depreciation		39,086

OTHER ASSETS:
Deposits	11,862
Intangibles - net of amortization	30,174
Goodwill	80,596

		122,632
		$177,295

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion long-term debt	$30,000
Short-term notes payable	660,168
Accounts payable	1,147,295
Notes payable - related parties	248,856
Accrued liabilities	1,623,782

Total current liabilities		$3,710,101

LONG-TERM LIABILITIES:
Long-term debt	5,021,307
Convertible debentures	2,705,990

		7,727,297

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value; 100,000,000 shares authorized	0
Common stock; par value $.001; 500,000,000 shares authorized, 13,848,204 issued and outstanding, 58,463 shares to be issued	23,218
Paid-in capital	2,980,865
Deficit accumulated during the development stage	(14,264,186)

		(11,260,103)
		$177,295

See Notes to Condensed Consolidated Financial Statements

(F2)

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter		Year to Date		From Inception
	Three Months Ended January 31, 2007	Period from December 8, 2005 (Date of Inception) through January 31, 2006	Six Months Ended January 31, 2007	Period from December 8, 2005 (Date of Inception) through January 31, 2006	Period from December 8, 2005 (Date of Inception) through January 31, 2007
REVENUE:
Sales	$27,869	$0	$55,693	$0	$55,693
License and fees	0	0	0	0	6,628

	27,869	0	55,693	0	62,321

COST AND EXPENSES:
Cost of goods sold	17,091	0	30,924	0	30,924
Sales and marketing	0	0	0	0	0
General and administrative expenses	762,246	199,377	1,403,447	199,377	8,582,117

	779,337	199,377	1,434,371	199,377	8,613,041

OPERATING LOSS	(751,468)	(199,377)	(1,378,678)	(199,377)	(8,550,720)

OTHER EXPENSES:
Interest expense	(632,219)	(581)	(1,836,091)	(581)	(3,214,073)
Product development costs	0	0	(22,082)	0	(22,082)

	(632,219)	(581)	(1,858,173)	(581)	(3,236,155)

NET LOSS BEFORE INCOME TAXES	(1,383,687)	(199,958)	(3,236,851)	(199,958)	(11,786,875)

See Notes to Condensed Consolidated Financial Statements

(F3)

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Continued)
(Unaudited)

	For the Quarter		Year to Date		From Inception
	Three Months Ended January 31, 2007	Period from December 8, 2005 (Date of Inception) through January 31, 2006	Six Months Ended January 31, 2007	Period from December 8, 2005 (Date of Inception) through January 31, 2006	Period from December 8, 2005 (Date of Inception) through January 31, 2007

NET LOSS BEFORE INCOME TAXES	(1,383,687)	(199,958)	(3,236,851)	(199,958)	(11,786,875)

INCOME TAX (EXPENSE) BENEFIT	0	0	0	0	0

NET LOSS	$(1,383,687)	$(199,958)	$(3,236,851)	$(199,958)	$(11,786,875)

WEIGHTED AVERAGE NUMBER OF SHARES	12,561,451	7,100,000	12,482,254	7,100,000	10,484,065

LOSS PER SHARE - BASIC AND DILUTED	$(0.11)	$(0.03)	$(0.26)	$(0.03)	$(1.12)

See Notes to Condensed Consolidated Financial Statements
(F4)

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock
				Deficit
				Accumulated
				During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 8, 2005 (Date of
Inception)	0	$0	$0	$0	$0
Common shares issued in formation of
Crystal Hospitality Holdings, Inc.	200	23,012	0	0	23,012
Net loss	0	0	0	(76,871)	(76,871)
Balance at January 31, 2006	200	23,012	0	(76,871)	(53,859)
Shares exchanged for common shares of
Mobile Reach International, Inc.	(200)	0	0	0	0
Common shares issued to Crystal
Hospitality Holdings, Inc.
stockholders	7,100,000	0	0	0	0
Common shares owned by Mobile Reach
International, Inc. stockholders	4,743,276	0	0	0	0
Net liabilities in excess of assets
acquired in share exchange	0	0	0	(2,477,311)	(2,477,311)
Fair market value of warrants attached
to short-term debt issued	0	0	68,000	0	68,000
Fair market value of beneficial
conversion feature of convertible
debentures	0	0	1,990,711	0	1,990,711
Net loss	0	0	0	(8,473,153)	(8,473,153)
Balance at July 31, 2006	11,843,276	$23,012	$2,058,711	$(11,027,335)	$(8,945,612)

See Notes to Condensed Consolidated Financial Statements

(F5)

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Continued)
(Unaudited)

	Common Stock
	Shares	Amount	Paid-in Capital	Deficit Accumulated During Development Stage	Total
Balance at July 31, 2006	11,843,276	$23,012	$2,058,711	$(11,027,335)	$(8,945,612)
Share based compensation agreement	0	0	11,160	0	11,160
Common shares issued in connection with conversion of debentures	562,518	56	228,779	0	228,835
Fair market value of beneficial conversion feature of convertible debentures	0	0	630,000	0	630,000
Net loss	0	0	0	(1,853,164)	(1,853,164)
Balance at October 31, 2006	12,405,794	23,068	2,928,650	(12,880,499)	(9,928,781)
Common shares issued in connection with conversion of debentures	1,500,873	150	35,735	0	35,885
Fair market value of warrants attached to short-term debt issued	0	0	16,480	0	16,480
Net loss	0	0	0	(1,383,687)	(1,383,687)
Balance at January 31, 2007	13,906,667	$23,218	$2,980,865	$(14,264,186)	$(11,260,103)

See Notes to Condensed Consolidated Financial Statements

(F6)

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31, 2007	December 8, 2005 (Date of Inception) through January 31, 2006	December 8, 2005 (Date of Inception) through January 31, 2007
Net loss	$(3,236,851)	$(199,958)	$(11,786,875)

Adjustments to reconcile net income to net cash used in operating activities	2,355,938	88,498	9,850,939

Net cash used in operating activities	(880,913)	(111,460)	(1,935,936)

Cash flows used in investing activities	(135,419)	0	(177,650)

Cash flows provided by financing activities	988,817	111,467	2,121,560

Net (decrease) increase in cash	(27,515)	7	7,974

Cash - beginning of period	35,489	0	0

Cash - end of period	$7,974	$7	$7,974

See Notes to Condensed Consolidated Financial Statements

(F7)

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
(Formerly Mobile Reach International, Inc.)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Unaudited)

			December 8,
			2005 (Date of
	Six Months	Six Months	Inception)
	Ended	Ended	through
	January	January	January 31,
	31, 2007	31, 2006	2007
Non-cash activities:
Conversion of debentures for common stock	$294,055	$0	$294,055
Refinancing of short-term debt to convertible debt	0	0	100,000
Exchange of debt for intangible assets	0	0	5,021,307

Acquisition of Travel House, Inc.:
Purchase price	$123,500	$0	$123,500
Add:
Cash	1,132	0	1,132

Subtract:
Accounts payable	(3,804)	0	(3,804)

Customer database	$120,828	$0	$120,828

Acquisition of Mobile Reach International, Inc. and
Subsidiaries:
Assets assumed:
Cash			$262

Liabilities assumed:
Accounts payable			408,527
Accrued expenses			507,859
Short-term debt			294,169
Long-term and convertible debt			1,267,018

			2,477,573

Net liabilities exceeding net assets			$2,477,311

 See Notes to Condensed Consolidated Financial Statements

(F8)

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

(F9)

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

(F10)

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

Note 2 - Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Crystal International Travel Group, Inc. and subsidiaries as a going concern. However, as a result of the merger discussed in Note 1, the Company has acquired debt on certain notes payable that are in default, payroll taxes and other payables owed by the acquired company. Additionally, the Company has used substantial amounts of working capital in start-up operations and has generated an operating loss leading to an accumulated stockholders’ deficit of $11,260,103 at January 31, 2007. Further, at January 31, 2007, the Company’s current liabilities exceeded current assets by $3,694,524. Based on these factors, the Company may not be able to continue as a going concern.

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

(F11)

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

Intangible assets at January 31, 2007 consisted of the following:

	January 31, 2007	Estimated Useful Lives

Customer database	$40,232	2 years
Less: accumulated amortization	(10,058)
	$30,174

Unamortized intangibles:
Goodwill - Travel House	$80,596

Amortization expense amounted to $5,029 for the three months ended January 31, 2007, $10,058 for the six months ended January 31, 2007 and $10,058 for the period from December 8, 2005 (date of inception) through January 31, 2007.

Note 5 - Accrued Liabilities:

At January 31, 2007, accrued expenses consisted of the following items:

Salary and wages payable	$259,059
Accrued and withheld taxes	515,839
Accrued interest	427,820
Accrued service expense	410,089
Other accrued expenses	10,975

Total accrued expenses	$1,623,782

(F12)

Accrued and withheld taxes primarily consist of delinquent payroll taxes withheld and accrued on former employees of Mobile Reach International, Inc (“MRI”) and its subsidiaries. Penalties and interest calculated through January 31, 2007 are included in the reported balance.

Note 6 - Short-term Notes Payable:

The balances on these notes at January 31, 2007 are as follows:

Note payable due to a vendor dated February 2005; due in eighteen monthly installments of $1,007 including interest at ten percent; note is in default.	$5,524
Note payable for accrued wages dated August 2002; bearing interest at six percent; due and payable with interest at the earliest of (a) Company obtaining debt or equity funding greater than $1,000,000 in a quarter or (b) Company earns revenues of $1,000,000 in a quarter; note is in default.	49,908
Note payable to a vendor dated December 2004; due in six monthly installments of $2,836 including interest at eighteen percent; note is in default.	17,027
Note payable to former employees for accrued wages and expenses dated February and March 2005; bearing no interest and due and payable at the earliest of (a) Company obtaining debt or equity funding greater than $1,000,000 in a quarter or (b) Company earns revenues of $1,000,000 in a quarter; note is in default.	24,000
Note payable to a vendor dated March 2005; bearing no interest due in four equal monthly installments of $14,000; note is in default.	56,000
Note payable to former employee dated April 2005; bearing no interest and due in six monthly installments of $5,000; note is in default.	30,000
Note payable to a vendor dated July 2005; due in eighteen monthly installments of $390 including interest at eight percent; note is in default.	6,243
Note payable to former employee dated December 2004; bearing no interest and no specified repayment terms.	12,740
Note payable to vendor dated July 2005; due in eleven monthly installments of $1,500; note is in default.	15,888
Notes payable to former employees dated March 2006; due in a single payment on June 30, 2006; notes are in default.	42,838
Note payable dated November 2006; due in a single payment with interest accrued at twelve percent on March 31, 2007.	400,000
Total short-term notes payable	$660,168

(F13)

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

Note 8 - Stockholders’ Equity:

For the period ended January 31, 2007, the Company’s common stock issued and outstanding was 13,848,204 with an additional 58,463 shares to be issued. During the period, the Company issued 1,500,873 common shares in connection with converted debentures (Note 7).

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

(F14)

During the period ended January 31, 2007, the Company issued options to an employee of the Company. The options granted total 400,000 shares of common stock with an option price of $.26 per share. The Company determined that the options issued had a value of $37,200 using the Black-Scholes pricing model and a thirty percent volatility factor at the date of grant. The options become vested over a period of three years and expire five years after the agreement date. No options had been exercised, forfeited or had expired as of January 31, 2007.

Compensation expense related to these options is recorded in the period in which the holders become vested. For the period ended January 31, 2007, $11,160 of compensation expense was recorded related to these options. Future compensation expense related to these options is expected to be as follows:

Year ending July 31,
2008	$11,160
2009	14,880
Thereafter	0

$26,040

Note 10 - Related Party Transactions:

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

Note 11 - Pro-Forma Financial Information:

The following pro-forma financial information summarizes the results of operations for the six months ended January 31, 2007, as if the merger with Crystal Hospitality Holdings, Inc. had been completed August 1, 2005:

	Six Months Ended January 31, 2007	Six Months Ended January 31, 2006
Net revenues	$55,693	$332,488
Operating loss	(3,236,851)	(576,850)
Loss per share - basic and diluted	(0.26)	(0.05)

(F15)

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

Unsecured creditors of the company:

The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon. Whenever feasible, the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company.

As a result of the delinquencies and defaults, the Company may be subject to collection actions whenever agreements cannot be reached, including, but not limited to, litigation, foreclosure and/or seizure of assets and bank accounts.

(F16)

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

Sources of Revenue

On March 10, 2006, Mobile Reach Technologies, Inc. entered into a License Agreement with Spectrum Mobile, Inc. whereby it licensed certain of its assets to Spectrum Mobile, including, but not limited to, its Splitwave Server, Splitwave Server Plug-In Modules, Splitwave Client for Blackberry, Splitwave Client for Windows and Pocket PC and Split Forms Wizard. The License Agreement provides for a sliding scale of 5% of license fees received by Spectrum Mobile for the first two years of the License Agreement, 4% of licenses fees for the third year of the License Agreement and 3% of licenses fees for the fourth year of the License Agreement. Due to unclear payment terms and the belief that we can obtain better financial terms from Spectrum Mobile, we are renegotiating the License Agreement and hope to have an amended agreement executed within the fiscal quarter ending April 30 th .

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

REVENUES :

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

GENERAL AND ADMINISTRATIVE EXPENSES :

Combined general and administrative expenses of Crystal for the Quarter ended January 31, 2007 were $762,246 representing an increase of 282% over Mobile Reach International's $199,377 for the three-month period ended January 31, 2006. General and administrative consisting primarily of compensation, Professional fees including both legal and accounting, costs associated with Securities agreements and compliance reporting. The increase in general and administration reflects the increase in professional fees associated with the salaries of personnel, professional and legal fees associated with litigation, and development costs associated with IntelliFares™.

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