Form 10KSB
period 2007-07-31
CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.
filed 2007-11-19
CIK 1069322

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended July 31, 2007

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

The Registrant’s revenue for fiscal year ended July 31, 2007 was $6,628

As of November 12, 2007, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant issued and outstanding on such date was $376,723. This figure is based on the closing sales price of $0.0115 a share of the Registrant’s common stock on November 12, 2007.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the last practicable date.

Common Stock, $.0001	41,578,553
(Class)	(Outstanding at November 12, 2007)

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

PART I

Item 1 . Business .

BUSINESS

Company History

We were incorporated in the State of Delaware in November 13003. At the time of incorporation, we were a wholly-owned subsidiary of Asphalt Paving International, Inc. ("API"), a company incorporated in the State of Florida in January 1998. API's shares were publicly traded. However, API conducted no active business.

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

We conduct all our business through our subsidiaries, IntelliFaxes, Ltd, Platinum Hospitality Holdings, Inc., MRT and Mobile Reach Solutions, Inc., formally Waves Consulting Group, Inc.

On August 23, 2005, we acquired all outstanding shares of Objective Spectrum, Inc. for 375,000 shares of our Common Stock. On April 17, 2006, we acquired all outstanding shares of Crystal Hospitality Holdings, Inc. Shortly thereafter, on May 19, 2006, we changed our name to Crystal International Travel Group, Inc. and began trading under the symbol CINT.

General Description of Our Business

Crystal International Travel Group, Inc. is a development stage company.

We hope to operate as a diversified multi-asset travel company. We seek to provide multiple travel products and services including but not limited to air, car, cruise, hotel reservations, tours, excursions, and travel documentation assistance. We also hope to develop and offer products and services to provide price stability to consumers in the travel industry with a focus on higher income, frequent predictable, leisure travelers. Additionally, we hope to merge the knowledge, reliability and human touch of a sales team of travel professionals with technology while striving to offer excellent customer service and the ease, speed and flexibility of online travel. We have assembled a management team of professionals with extensive experience in the travel industry, finance and marketing to grow and manage the business.

Our team has on average over 30 years of professional experience in various industries. Mr. Peter Dugan’s resume includes being the Founder and Chairman of DVC Group, a promotion marketing company for Fortune 100 companies. Mr. Fabrizzio P. Busso-Campana's resume includes senior level positions for Club Med, Celebrity Cruises, Royal Caribbean Cruise Lines and MGM Grand Corporation. Mr. Peter Gallic’s resume includes 20+ Years Consumer Goods and Financial Industry as President CCPC, Arch Financial, Tymarc Children’s RTA Furniture. Ms. Teresa Rae Hanneman’s resume includes MGM Grand Corporation, and senior level positions within Club Med, and rounding out the team is Mr. Robert H. Troni, a former senior executive at American Airlines with a career spanning over 37 years with them.

Our business plan is two fold. First: we intend to establish and expand a brick, mortar and click presence in the travel industry via the purchase of established travel agencies. We have already completed one such transaction in 2006, and have recently entered into a stock purchase agreement to add a second travel agency to the company’s portfolio of travel assets. At this point is unclear whether the acquisition will close.. The travel agency presence gives the company (i) operating entities with customers who are actively buying travel products; (ii) fully licensed travel agencies to handle negotiations and contracts with industry suppliers, as well as day to day operations including, but not limited to, issuing tickets, booking hotels and car rental, and customer service; (iii) a diversified product offering of travel products; and (iv) a vehicle through which we incubate new products by interacting with and analyzing consumers and suppliers. Second: we intend to grow through the creation and distribution of travel products; IntelliFares™, which is also being marketed as i-Fares™, is the first such product. A service that provides five years of air travel at a fixed price, -i-Fares™ is based on a fixed pricing model which enables consumers to engage in multi-year marketing programs with travel product retailers. We are negotiating with air carriers to obtain long term contracts which will enable us to offer attractive rates to support the i-Fares™ product model. Our plan calls for an implementation of aggressive sales and marketing initiatives. We intend to utilize existing travel agents and distributors currently active in the market to sell IntelliFares™ as well as time share developers, time share exchanges and vacation clubs. We expect to attract these individuals by offering revenue share and benefits programs.

We are negotiating with air, car and hotel providers to obtain long term contracts which will enable us to offer attractive rates and packaged tours for our traditional, brick, mortar and click business. Additionally, we are in the process of launching our new patent pending travel product service, i-Fares™ which has been specifically designed for what the company has identified via extensive market studies as Predictive Pattern Traveler (PPT®). PPT’s are recurring travel consumers such as time-share sellers, vacation clubs owners, college students, etc. PPT’s seek flexibility in their travel planning, opportunities and choice in their travel options and simultaneously seek significant savings in their purchasing habits. As mentioned above, i-Fares™ is designed to offer fixed airfare prices whereby companies and or consumers may purchase blocks of travel by identifying two city pairs for a specific travel week, repeatable over five years. i-Fares™ will only be sold via authorized distributors. Based on our analysis and pricing model, travelers can achieve on average a 15% - 20% savings over the course of the 5 years. Our plan calls for an implementation of aggressive sales and marketing initiatives. We intend to utilize existing travel agents currently active in the market to sell our product as well as time share developers, time share exchanges and vacation clubs. We expect to attract distributors and resellers to the company by offering attractive sales incentives, revenue share and benefits programs.

Business Strategy

Our business strategy centers around integrating modern financial disciplines, marketing and sales tools and techniques with traditional service elements currently found in the travel sector. We use traditional brick and mortar and internet vehicles to capture potential customer attention, then directing the prospective clients to our call centers to use travel specialists to close on sales as well as to authorized distributors of our IntelliFares™ service. Our business philosophy places a high value on personal interaction with customers.

Our business strategy is as follows:

•   Expand and leverage our existing travel agency assets; and

•   Build upon and expand our i-Fares™ suite of service and product offerings through the introduction of new travel products; and

•   Expand our operations to include Groups, Meetings & Incentives, Special Event Planning and Corporate Travel Businesses;

Expand and leverage our existing travel assets.    The Travel House was established over 30 years ago in old Bridge, New Jersey and is the company’s initial entry in the traditional travel agency structure. The agency allows us to have a presence in the Northeast which is one of our core markets in for analysis of new travel products. We have recently entered into a Stock Purchase Agreement with Flying Dutchmen Travel in Santa Rosa, California. Flying Dutchmen Travel has been in business for 33+ years and   is a premier travel agency serving Northern California.

FDT is a member of the Signature Travel Network. The agency is noted for creating themed travel events for such notables as John Tesh, and popular listener cruises for many of radio stations.  We believe that by focusing our efforts on customer services as well as an ongoing series of promotions geared specifically towards these customers based upon their travel habits, industry trends and behavior patterns we will be able to expand the current product offerings and geographical footprint of both agencies.

Build upon and expand our i-Fares™ suite of service and product offerings through the introduction of new travel products. We believe a majority of our revenues will come from transactions involving the sale of our i-Fares™ suite of products. Through extensive market research, we have determined that consumers have a high level of interest in multi-year service products that feature price stability and savings over the current offerings available in the market. i-Fares™ was developed to address the results of this research. i-Fares™ is a service wherein travelers who participate in predictable, recurring travel patterns, such as timeshare, second homeowners, college students, business travelers and the like contract with us for the future purchase of five years of future air travel at or below comparable open market air ticket prices, and fix that price for the five year period. We are currently planning to expand the product in the hotel and cruise segments of the industry.

Expand our operations to include Affinity Groups, Meetings & Incentive, Special Event Planning and Corporate Travel Businesses.    As sellers of leisure travel, we have the ability to offer attractive packages to affinity groups, and corporations for meeting, incentive, and special event programs through leveraged bulk buying. We formally structure ad Groups, Meeting & Incentive and Corporate Travel Services division. The Meeting & Incentive Groups will be offered via a corporate sales force and will be fulfilled through in-house sales agents.

We believe the corporate travel, groups and, meeting and incentive sectors of the industry represent a large opportunity for organic growth. This growth will be attempted though the offering of services to medium and large size corporations, where we will provide customized packaged solutions designed to fulfill their specific needs. The packages could include any combination of travel and hotel arrangements, the booking of conference and catering facilities, and other special interest events tailored specifically for company specific interests.

To effectively expand this segment of our business, we will require the establishment of a solid clientele ranging from medium and large size affinity associations as well as companies as well as specific contractual agreements with industry vendors to address this type of client's travel needs. Additionally, there is a great deal of competition from other more established vendors.

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

Marketing and Promotions

We intend to develop marketing programs to build and maintain the value of our various brands, drive retail and corporate consumer business and increase conversion (calls to booking) through its brands and businesses, while lower ongoing traveler acquisition costs (associated costs of obtaining new customers) and strategically position our brands in relation to one another. Our long-term success depends on our continued ability to increase the overall number of traveler transactions in a cost-effective manner as well as successfully launching new travel products and achieving market penetration.

Our marketing channels will include direct and/or personalized traveler communications, search engine marketing and online and offline advertising as well as coop advertising with our distributors. Our marketing programs and initiatives will also include promotional offers such as coupons and gift cards, frequent traveler club, early booking discounts, etc.

Operations and Technology

Our systems infrastructure and web and database servers are hosted by third-party web hosting suppliers in various locations, in the United States, which provide communication links, as well as 24-hour monitoring and engineering support. The internet hosting facilities have their own generators and multiple back-up systems. Significant amounts of our computer hardware for operating the websites are also located at these facilities. As we grow and resources become available, we plan to invest significantly in our websites and technology platforms over the next years and will ultimately host in-house all processes.

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

We believe that maintaining and enhancing our brands is a critical component of our efforts to compete. We will differentiate our brands from competitors primarily on the fact that while they are moving away from the traditional industry models of the stand alone travel agency reselling travel products towards online brick and click retailing and wholesale, we are focusing on traditional, personalized travel services, Groups, Corporate Travel, and Meetings and Incentives to sell tour packages, stand alone travel products and corporate travel services on a national basis. Additionally we have high emphasis on product development and establishing a national distribution network of such products. Our strategy hinges on offering qualified travel products to reflect and support the strategic alliances that are both in place and being sought. The selection criteria of travel product centers on experiential data garnished from the travel agent and hospitality community. Primary qualification is geared towards suppliers that offer high-quality amenities and service and have a sterling reputation for consistency.

Regulation

We must comply with laws and regulations relating to the travel industry and the provision of travel services, including registration in various states as "sellers of travel" and compliance with certain disclosure requirements and participation in state restitution funds. In addition, our vendors are subject to regulation by the U.S. Department of Transportation, Federal Aviation Administration, and our business is subject to multiple state specific licensing bodies (such as the California Sellers of Travel licenses) and must comply with various rules and regulations governing the provision of air transportation, including those relating to the Federal Communication Commission's advertising and accessibility rules.

As we continue to expand our product line up and the reach of our brands into international markets, we may increasingly be subject to laws and regulations applicable to travel agents in those markets.

Employees

Since August 1, 2006 to July 31, 2007, we completed the re-alignment of our core business and made further changes to our overall employee head count.

As of July 31, 2007 we have eight employees.

Item 2 . Properties .

DESCRIPTION OF PROPERTY

We do not own any real property. Our corporate offices are located at 2160 Headquarters Plaza from Crystal Capital Partners, Inc., which is owned and controlled by Peter Gallic, Peter Dugan and Fabrizzio Busso Campana, each of whom are directors and officers of the Company, and comprised approximately 1,679 square feet. The sublease provides for monthly payments of $3,777.75 and shall continue through a term of five years from the date of commencement which is expected to occur on November 1, 2006, with an option to extend for an additional five year.

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

On November 136, 2006 in the United States District Court for the Middle District of Florida, Michael J. Hewitt, a former Chief Executive Officer of ours, filed a Complaint and Demand for Jury Trial against us alleging that on or about August 4, 2004 he was terminated by us without just cause. Mr. Hewitt is seeking approximately $1.1 million in damages. We believe this suit to be without merit and plan to defend it vigorously.

Item 4 . Submission of Matters to a Vote of Security Holders .

There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended July 31, 2007.

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

	HI	LOW
Fiscal year ending July 31, 2005
First quarter	7.60	2.40
Second quarter	7.20	2.40
Third quarter	3.20	0.68
Fourth quarter	2.80	0.72

Fiscal year ended July 31, 2006(1)
First quarter	3.00	1.20
Second quarter	1.18	0.60
Third quarter	1.20	0.65
Fourth quarter	1.30	0.25

Fiscal year ended July 31, 2007
First quarter (Aug-Oct)	0.33	0.09
Second quarter (Nov-Jan)	0.14	0.03
Third quarter (Feb-Apr)	0.07	0.02
Fourth quarter (May-Jul)	0.06	0.02

(1)  On November 139, 2005, we affected an eighty-for-one reverse split of our Common Stock in an attempt by our Board of Directors to encourage greater interest in us from the financial community and investing public.

As of October 31, 2007, there were approximately 650 holders of record of our Common Stock. We believe that an insignificant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts, consequently, we are unable to determine the exact number of beneficial owners since the effective reverse of our common stock.

We declared no dividends for the period ended July 31, 2007 and have no immediate plans to do so.

Item 6 .            Management’s Discussion and Analysis of Financial Condition and Results of Operations .

You should read the following discussion of the Company’s business and results of operations in conjunction with the consolidated financial statements attached herein. The results shown in this 10-KSB are not necessarily indicative of the results it will achieve in any future periods.

Financial Discussion

On April 17, 2006, we completed a reverse merger with Crystal Hospitality Holdings, Inc. The shareholders of Crystal Hospitality acquired approximately 60.4% of our voting shares. As discussed in the Liquidity and Capital Resources section below, the new management has arranged for short term financing. No other equity in the Company has been sold. We have been able to stabilize the operations of the Company such that no new defaults on existing Mobile Reach debts have occurred. However, we have an outstanding bridge loan due to mature on November 30, 2007 in the amount of $200,000.00 and have notified the lender we will not be able to pay. Management is confident we will be able to negotiate an extension of the terms of the note prior to its maturity. Additional significant market risk exists as a result of our previously existing financial issues, the change in ownership and the change in business focus.

On July 31, 2007 we entered into a Stock Purchase Agreement with Advanced Connections, Inc. (“ACI”) to sell all of the outstanding shares of Crystal Hospitality Holdings, Inc. The terms of the agreement call for the assumption of all Crystal Hospitality’s liabilities by ACI as well as payments of $2,500 each month for the next sixty months, payable monthly to Crystal International Travel Group, Inc. The company will continue to operate those components of the SunTrips assets included in the sale (specifically the web site) for a indeterminate period of time and receive its payment from ACI through revenue generated thereof, plus the retainage of expenses associated with the operation of the site. Currently, the site generates a net cash flow in excess of $5,000 per month, which management believes will continue into the foreseeable future, and is sufficient for the purchaser to meet its payment obligations. As of the date of the purchase, Crystal Hospitality Holdings, Inc. had net liabilities of $7,255,731, all of which were assumed by ACI.

At the time of the sale, we had not gained complete control over the intangible assets associated with Crystal’s purchase of FS Suntours’ Suntrips intellectual property and management believed that we would not be able to. The customer database has not been delivered; the phone numbers and the trademarks are still in control of FS Suntours. Our lack of complete control over the Suntrips assets had a material impact on our business plan relating to the use of these assets. We were only able to operate and derive marginal revenue from the web portal and instead focused the company’s resources in the development efforts of incubating the IntelliFares™ / I-Fares™ product.

We have recently executed a Stock Purchase Agreement to purchase Flying Dutchmen Travel in Santa Rosa. California. This acquisition will allow the company to achieve revenues immediately pursuant the closing of the transaction as they are a viable, operating travel agency with a historical yearly book of business of $11,000,000. Although we are still conducting due diligence, we expect that this number not to significantly change following the closing of the transaction. As of this date, we have been unable to close this transaction, the closing contingent, in part, upon financing, which the Company has yet to secure. If the Company is unable to secure the additional financing for this transaction, we may either renegotiate or abandon the contemplated acquisition.

Our main focus over the past nine months has been the development of our IntelliFares™ product. IntelliFares, Ltd is a company registered in the Democratic Republic of Ireland, headquartered at Ulysses House, Foley Street, Dublin 1 and is a wholly owned subsidiary of the Company. Initially, income will be realized from the commercialization of a suite of products marketed under the brand names IntelliFares™ and i-Fares™. The products are derived from a business methodology described more fully in both United States and International Patent Applications entitled “Subscription Management For Periodic Travel Services” USPTO #: 11/467,517 and Int’l #: PCT/USOC/34087 respectively. i-Fares™ is a service wherein travelers who participate in predictable, recurring travel patterns, such as timeshare, second homeowners, college students, business travelers and the like will be able to contract with us for the future purchase of five years of air travel at or below comparable open market air ticket prices, and fix that price for the five year period. This is done by contracting with IntelliFares, LTD to provide as a service the purchase of airfare on their behalf. IntelliFares, LTD then deposits the full five years of payments which will be managed through a depository relationship with UBS AG. Subsequent to July 31, 2007, the Company engaged the firm Alex Picot Trust Company Limited of Jersey, the Channel Islands, for the purposes of forming a trust to retain and manage the deposits of its IntelliFares customers at UBS to further support its financial management methodology.

As of the date of this filing, the Company has received a Letter of Intent (LOI) from MKS Group LLC, a Bedminster New Jersey transportation, business logistics and consulting firm, to become an IntelliFares Development Partner. The LOI provides for a six-month development period commencing November 15, 2007 wherein the Company and MKS will create and develop commercial applications and services based on the IntelliFares patent pending advanced payment methodology for the international shipping business segment, which is a new business segment for IntelliFares.

Revenue for i-Fares™ will be recognized from the assessment of an initial service activation fee, an account administration fee (3% of the initial 5 year deposit), and various exception fees, including cancellation charges if applicable through the duration of the service agreements. It is intended that the future growth in air ticket prices, if any, will be offset by income derived from the depository relationship with UBS. It is believed that similar dynamics will apply in the international freight business segment. As of the date of this report, no revenue has been realized from the IntelliFares business and the Company has been conducting limited copy testing and e-mail marketing for the Mexican and Hawaii timeshare markets. Consumer and distributor features and benefits are now available on the company’s website at http://www.intellifares.com. The product will be sold exclusively through distributors; as such consumers will be able to purchase it through traditional travel agents and time share operators (developers, vacation clubs, and exchanges). The first such distributors that have entered into a distribution agreement with IntelliFares, LTD are Flying Dutchmen Travel of California and www.purchaseIFARES.com of New Jersey. Purchase Ifares is owned and operated by a relative of the CFO of the Company. The company can make no assurances at present that it will be successful in its market testing, or secure the financial resources necessary to support its distributors in the marketplace.

Sources of Revenue

On March 10, 2006, Mobile Reach Technologies, Inc., the predecessor of the Company, entered into a License Agreement with Spectrum Mobile, Inc. whereby it licensed certain of its assets to Spectrum Mobile, including, but not limited to, it’s Splitwave Server, Splitwave Server Plug-In Modules, and Splitwave Client for Blackberry, Splitwave Client for Windows and Pocket PC and Split Forms Wizard. The License Agreement provides for a sliding scale of 5% of license fees received by Spectrum Mobile for the first two years of the License Agreement, 4% of licenses fees for the third year of the License Agreement and 3% of licenses fees for the fourth year of the License Agreement. Due to unclear payment terms in the original agreement and the belief that we can obtain better financial terms from Spectrum Mobile, we renegotiated the License Agreement and executed and amended agreement on June 15, 2007. This amended agreement improves the overall terms potentially allowing the company to recover its prior investments in developing the software.

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

Revenues for the year period August 1, 2006 to July 31, 2007 were generated from the sale of travel and travel related products and Mobile Reach International licensing activity. Ongoing licensing revenue, if any, will be recognized as per the terms of the amended agreement referenced above.

Our revenue stream for the travel operations are derived from commissions on sales of travel components (for example air tickets, hotel rooms, car rental, etc.), margins built into packages (for example air plus hotel plus transfers plus excursions), and production overrides from travel product supplier sales and service fees. Once sales begin on the i-Fares™ service product, we will derive revenue from the assessment of an initial service activation fee, an account administration fee (3% of the initial 5 year deposit), and various exception fees, including cancellation charges if applicable through the duration of the service agreement.

CRITICAL ACCOUNTING POLICIES:

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

 Results of Operations

Revenues and expenses presented on the consolidated statement of income for July 31, 2007, represent the results of operations for Crystal International, Crystal Hospitality Holdings and Mobile Reach Technologies for the period August 1, 2006 through July 31, 2007, and the results of operations for the Travel House from August 4, 2006 and July 31, 2007. Development costs for IntelliFares Limited are included, and will be reported as the consolidation of a foreign subsidiary after IntelliFares exits the development stage.

REVENUES:

Our revenues for the year ending July, 2007 were $159,995.00, including $138,605.00 for travel and $21,390.00 licensing. For the comparable period, year ending July 31 2006, revenues were $6,628.00 including $0.00 for travel and $6,628.00 licensing. In addition, we had a one time gain on the sale of Crystal Hospitality Holdings of $5,625,863.00 resulting in a net income before taxes of $544,969.00 or $0.03 per share vs. a pre tax loss of ($8,550,024.00) for the year ended July 31, 2006 or ($0.96) on a per share basis. The 2006 loss included a ($4,896,666.00) loss on impairment of intangibles which represented the goodwill acquired in the reverse merger with Crystal Hospitality Holdings. With the elimination of the one time gain in the current year and asset impairment in the prior year the year over year income would be ($5,080,894.00 or 0.28) per share in the 2007 period vs. ($3,653,358.00 or 0.41) per share in the 2006 period. Consolidated financial data is provided for comparative purpose only and does not claim to be indicative of our results of operations going forward.

GENERAL AND ADMINISTRATIVE EXPENSES:

Combined general and administrative expenses of Crystal for the year ended were $2,136,896.00 representing a decrease of $18,873 or 1_% over the twelve-month period ended July 31, 2006. General and administrative consisted primarily of compensation, Professional fees including both legal and accounting, costs associated with Securities agreements and compliance reporting. The decrease in general and administrative reflects the change in the mix of professional fees associated with the salaries of personnel, professional and legal fees associated with litigation, and development costs associated with IntelliFares™, vs. similar expenses to operate Mobile Reach. The Company has been accruing compensation expenses for its executives since March 1, 2007, including associated taxes, to preserve cash and maintain critical operations, and believes it will continue to do so until additional financing, if any, is made available (see Liquidity and Capital Resources below.)

LIQUIDITY AND CAPITAL RESOURCES:

As of July 31, 2007, we had an accumulated deficit of $10,482,366.00 and a working capital deficit of $5,902,941.00 Our independent auditors, who audited our financial statements for the period ended July 31, 2006, expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholders' deficit.

We are currently burning $150,000 per month, in both cash and accrued expenses, and our goal is to begin generating sufficient revenues to support operations within the next quarter. This goal will only be obtainable as the result of a positive outcome of our initial IntelliFares marketing efforts, the results of which will not be available to management until calendar year end 2007. Additionally, the months of October through April are traditionally months of both heavy travel and heavy booking, although the level of either is not currently quantifiable. Even if this occurs, we will anticipate we will need an additional $2 to $3 million debt or equity financing to implement our business plan over the next six to eighteen months, particularly to resource the marketing and distribution efforts supporting IntelliFares. We cannot be certain of the terms and conditions under which such capital could become available, if at all.

OTHER SIGNIFICANT MATTERS:

On July 3, 2006 the Company executed a financing agreement whereby the company issued notes convertible into Company’s common shares and warrants for additional common shares of the Company. The agreement provided for a total investment of $2,000,000 of which $700,000 was received by the Company on July 3, 2006, and an additional $600,000 was received by the Company on August 3, 2006. The Company has filed a registration statement which includes the shares issue able by the Company upon conversion of the outstanding notes which became effective on January 19, 2007. The Company received the remaining balance of $700,000 on February 1, 2007. On July 2, 2007, the Company executed a financing agreement whereby the company issued notes convertible into Company’s common shares and warrants for additional common shares of the Company. The agreement provided for an additional investment of $335,000 which was received by the company on July 2, 2007.

On September 26th, 2007, the Company executed a financing agreement whereby the company issued notes convertible into Company’s common shares and warrants for additional common shares of the Company. The agreement provided for an additional investment of $300,000 which was received by the company on October 4th, 2007.

RISK FACTORS

INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW BEFORE YOU PURCHASE ANY OF OUR COMMON STOCK. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IN THIS EVENT YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

Our financial results for the twelve-month fiscal year ending July 31, 2006 show substantial losses and there is substantial doubt as to our ability to continue as a going concern.

The financial statements for the twelve month period ended July 31, 2007 reflect substantial losses.

Scharf Pera & Co., PLLC, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, negative working capital and net stockholder's deficit. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. You should consider our auditor's comments when determining if we are a suitable investment for you.

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

•   natural disasters, such as the hurricanes that occurred in the Gulf Coast and Cancun/Mayan Riviera in the Fall of 2005,
•  travelers' perception of the occurrence of travel-related accidents,
•  travelers' concerns about exposure to contagious diseases and pandemics, such as SARS or the Avian Influenza (commonly referred to as bird flu),
•  increases in fuel prices,
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

Our product distribution business depends on a relatively small number of "key" vendors for a significant portion of our revenues. Several major airlines have experienced liquidity problems, some (including U.S. Airways, Inc., ATA Holdings Corporation, Delta Air Lines, Inc. and Northwest Airlines Corporation) and have sought bankruptcy protection and still others may consider bankruptcy relief.

Travelers' perceptions of passenger security or airlines' financial stability that are negative may have an adverse effect on demand. The financial instability of airlines or a prolonged substantial decrease in travel volumes could have an adverse impact on our financial performance, operations, liquidity, or capital resources and could impair our ability to recover the carrying value of certain of our assets, including capitalized software, other intangible assets and goodwill.

We depend on its relationships with travel suppliers and vendors and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

An important component of our business success depends on the ability to maintain it's existing, as well as build new, relationships with travel suppliers and vendors. Adverse changes in existing relationships, or our inability to enter into new arrangements with these parties on favorable terms, if at all, could reduce the amount, quality and breadth of attractively priced travel products and services that we are able to offer, which could adversely affect the business, financial condition and results of operations.

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

Our performance will be largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In particular the contributions of Peter Dugan, our Chief Executive Officer and President, will be necessary as he brings expertise in the areas of strategic and market planing and management.

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

The large number of shares underlying the derivative securities we issued in our private placement over the past two and half years may be available for future sale and the sale of these shares may depress the market price of our common stock.

The issuance of common stock to the investors in our recent private placement upon the conversion or exercise of the derivative securities that they hold may cause downward pricing pressure and will dilute our stockholders’ percentage of ownership. In addition, the sale of the common stock issued upon the exercise of the related warrants issued to the investors will also place downward pricing pressure on our common stock.

We also expect to pay 6% to 8% annual interest on the convertible promissory notes, payable in shares of our common stock. This will further dilute our stockholders ownership and put additional downward pricing pressure on the common stock.

We have increased the amount of our secured indebtedness as a result of our recent private placement of convertible secured promissory notes.

All of our material assets have been pledged as collateral for the various notes that we sold in our recent private placements. In addition to the security interest in our assets, the promissory notes carry substantial covenants that impose significant requirements on us, including, among others, requirements that:

•	we pay principal and other charges on the promissory notes;

•	we use the proceeds from the sale of the promissory notes only for permitted purposes;

•
while the promissory notes are outstanding, if we issue equity or equity linked securities at a price lower than the conversion price then the conversion price of the promissory notes will be reduced to the same price. If we issue any variable priced equity securities or variable price equity linked securities, then the conversion price of the promissory notes will be reduced to the lowest issue price applied to those securities;

•
the conversion price is also subject to adjustment upon the occurrence of certain specified events, including stock dividends and stock splits, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below the initial conversion price, subject to adjustment as set forth above; and

•
we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the promissory notes and the exercise of the related warrants issued in connection with the sale of the promissory notes.

Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants could result in a default under the promissory notes, permitting the holders of the promissory notes to accelerate their maturity and to sell the assets securing them. Such actions by the holders of the promissory notes could cause us to cease operations or seek bankruptcy protection.

         Our founders, officers and directors beneficially own approximately 26.33% of our stock on a fully diluted basis; their interests could conflict with yours; significant sales of stock held by any or all of them could have a negative effect on our stock price; stockholders may be unable to exercise control.

As of July 31, 2007, our founders, officers and directors beneficially owned approximately 26.33% of our common stock on a fully diluted basis. In addition, employees own additional shares and rights to acquire shares. As a result, the founders, officers and directors will have significant ability to:

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

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS
JULY 31, 2007

Pages
INDEX	F1

INDEPENDENT AUDITORS’ REPORT	F2

FINANCIAL STATEMENTS:

Consolidated Balance Sheet	F3

Consolidated Statements of Income	F4

Consolidated Statement of Changes in Stockholders’ Deficit	F5 - F6

Consolidated Statements of Cash Flows	F7 - F9

Notes to Consolidated Financial Statements	F9 - F25

Scharf Pera & Co., PLLC Certified Public Accountants 4600 Park Road Suite 112 Charlotte, North Carolina 28209 704-372-1167 Fax: 704-377-3259

To the Stockholders’
Crystal International Travel Group, Inc.
Chatham, New Jersey

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying consolidated balance sheet of Crystal International Travel Group, Inc. and Subsidiaries (a development stage company) as of July 31, 2007, and the related consolidated statements of income, stockholders’ deficit, and cash flows for the period December 8, 2005 (date of inception) to July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crystal International Travel Group, Inc. and Subsidiaries as of July 31, 2007, and the results of its operations and its cash flows for December 8, 2005 (date of inception) to July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has net stockholders’ deficit, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also included in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Scharf Pera & Co., PLLC

Charlotte, North Carolina
____, 2007

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
JULY 31, 2007

ASSETS
CURRENT ASSETS:
Cash	$51,806
Current portion notes receivable	20,784
Prepaid expenses	700

Total current assets		73,290

PROPERTY & EQUIPMENT - net of accumulated depreciation		39,176

OTHER ASSETS:
Notes receivable	102,405
Other assets	11,856

		114,261

		$226,727

LIBILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion long-term debt	$30,000
Current portion debentures	125,500
Short-term notes payable	320,473
Accounts payable	705,691
Accounts payable - related party	72,130
Notes payable - related parties	309,041
Accrued liabilities	1,228,294

Total current liabilities		2,791,129

LONG TERM LIABILITIES:
Convertible debentures	3,338,539

		3,338,539

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value; 100,000,000 shares authorized	0
Common stock; par value $.001; 500,000,000 shares authorized, 25,891,463 issued and outstanding, 2,724,463 shares to be issued	24,690
Paid-in capital	4,554,735
Deficit accumulated during development stage	(10,482,366)

		(5,902,941)

		$226,727

See Notes to Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF INCOME
PERIOD ENDED JULY 31, 2007
PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION)TO JULY 31, 2006 AND
PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION) TO JULY 31, 2007

	Year Ended July 31, 2007	Period from December 8, 2005 (date of inception) to July 31, 2006	Cumulative from December 8, 2005 (date of inception) to July 31, 2007

REVENUE:
Sales	$138,605	$0	$138,605
License and fees	21,390	6,628	28,018

	159,995	6,628	166,623

COST AND EXPENSES:
Cost of goods sold	74,259	0	74,259
General and administrative expenses	2,502,128	2,155,770	4,657,898
Depreciation and amortization expense	28,990	126,235	155,225
Loss on impairment of intangible assets	100,711	4,896,666	4,997,377

	2,706,088	7,178,671	9,884,759

OPERATING LOSS	(2,546,093)	(7,172,043)	(9,718,136)

OTHER INCOME (EXPENSES):
Interest expense	(2,947,984)	(1,377,982)	(4,325,966)
Gain on sale of equity investment	6,033,963	0	6,033,963
Other income	5,083	0	5,083

	3,091,062	(1,377,982)	1,713,080

NET LOSS BEFORE INCOME TAXES	544,969	(8,550,025)	(8,005,056)

INCOME TAX (EXPENSE) BENEFIT	0	0	0

NET INCOME (LOSS)	$544,969	$(8,550,025)	$(8,005,056)

Income (loss) per common share:
Basic	$0.03	$(0.96)

Diluted	$0.01	$(0.96)

Weighted average number of shares used in computing income (loss) per common shares:
Basic	18,103,556	8,918,989

Diluted	69,566,493	8,918,989

See Notes to Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD ENDED JULY 31, 2007, PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION)TO JULY 31, 2006 AND
PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION) TO JULY 31, 2007

	Shares	Amount	Paid-in Capital	Deficit Accumulated during Development Stage	Total
Balance at December 8, 2005 (Date of inception)	0	$0	$0	$0	$-
Common shares issued in formation of Crystal Hospitality Holdings, Inc.	200	23,012	0	0	23,012
Shares exchanged for common shares of Mobile Reach International, Inc.	(200)	0	0	0	-
Common shares issued to Crystal Hospitality Holdings, Inc stockholders	7,100,000	0	0	0	-
Common shares owned by Mobile Reach International, Inc. stockholders	4,743,276	0	0	0	-
Liabilities in excess of assets received on reverse merger	0	0	0	(2,477,311)	(2,477,311)
Fair market value of warrants attached to short-term debt issued	0	0	68,000	0	68,000
Fair market value of beneficial conversion feature of convertible debentures	0	0	1,990,711	0	1,990,711
Net loss	0	0	0	(8,550,024)	(8,550,024)
Balance at July 31, 2006	11,843,276	$23,012	$2,058,711	$(11,027,335)	$(8,945,612)

See Notes to Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD ENDED JULY 31, 2007, PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION)TO JULY 31, 2006 AND
PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION) TO JULY 31, 2007
(Continued)

	Shares	Amount	Paid-in Capital	Deficit Accumulated during Development Stage	Total
Balance at July 31, 2006	11,843,276	$23,012	$2,058,711	$(11,027,335)	$(8,945,612)
Share based deferred compensation agreements	0	0	32,160	0	32,160
Common shares issued in connection with bridge financing	1,000,000	100	89,900	0	90,000
Fair market value of beneficial conversion feature of convertible debt	0	0	1,665,360	0	1,665,360
Shares issued in connection with conversion of debentures	10,321,918	1,033	372,147	0	373,180
Shares issued in connection with conversion of interest on debentures	180,732	18	14,873	0	14,891
Fair market value of warrants attached to short-term debt issued	0	0	16,480	0	16,480
Common shares issued as compensation	1,000,000	100	34,900	0	35,000
Commons shares issued for services	1,000,000	100	56,900	0	57,000
Common shares issued for employees accrued wages	1,300,000	130	47,633	0	47,763
Common shares issued in settlement of litigation	500,000	50	14,745	0	14,795
Common shares issued in settlement of short-term debt to related party	1,000,000	100	99,900	0	100,000
Common shares issued in settlement of debt to a former employee	350,000	35	30,998	0	31,033
Common shares issued on option exercise	120,000	12	20,028	0	20,040
Net income	0	0	0	544,969	544,969
Balance at July 31, 2007	28,615,926	$24,690	$4,554,735	$(10,482,366)	$(5,902,941)

See Notes to Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES (FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
PERIOD ENDED JULY 31, 2007,
PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION)TO JULY 31, 2006 AND
PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION)TO JULY 31, 2007

	Year Ended July 31, 2007	Period from December 8, 2005 (date of inception) to July 31, 2006	Cumulative from December 8, 2005 (date of inception) to July 31, 2007
Net income (loss)	$544,969	$(8,550,025)	$(8,005,056)

Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of subsidiary stock	(6,033,963)	0	(6,033,963)
Interest on warrants	0	68,000	68,000
Interest on bridge financing	90,000	0	90,000
Fair value of warrants attached to short term financing	16,480	0	16,480
Beneficial conversion feature on convertible debt	2,449,576	1,039,661	3,489,237
Loss on impairment of intangibles	100,710	4,896,666	4,997,376
Convertible debt issued for service	0	250,000	250,000
Stock issued for employee compensation	87,199	0	87,199
Stock issued for services	24,000	0	24,000
Depreciation and amortization	28,990	126,235	155,225
Changes in operating assets and liabilities:
Increase in notes receivable	(123,189)	0	(123,189)
Increase in intangible assets	(120,827)	0	(120,827)
Increase in other current assets	217,411	(132,002)	85,409
Increase in other assets	(11,856)	0	(11,856)
Increase in accounts payable	551,670	407,996	959,666
Increase (decrease) in accrued expenses	410,737	813,445	1,224,182

Total adjustments	(2,313,062)	7,470,001	5,156,939

Net cash used in operating activities	(1,768,093)	(1,080,024)	(2,848,117)

Cash flows used in investing activities:
Cash paid for purchase of property and equipment	(32,053)	(17,230)	(49,283)

Net cash used in investing activities	(32,053)	(17,230)	(49,283)

Cash flows provided by financing activities:
Proceeds from short-term notes	435,740	500,000	935,740
Payments on short-term notes	(217,390)	(400,000)	(617,390)
Proceeds from convertible debentures	1,665,360	723,097	2,388,457
Payments on convertible debentures	(2,017)		(2,017)
Proceeds from related party advances	18,352	377,513	395,865
Payments on related party advances	(83,582)	(90,879)	(174,461)
Proceeds from sale of stock	0	23,012	23,012

Net cash provided by financing activities	1,816,463	1,132,743	2,949,206

Net increase in cash	$16,317	$35,489	$51,806

Cash - Beginning of period	35,489	-	-

Cash - End of period	$51,806	$35,489	$51,806

See Notes to Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES (FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
PERIOD ENDED JULY 31, 2007,
PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION)TO JULY 31, 2006 AND
PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION) TO JULY 31, 2007

	Year Ended July 31, 2007	Period from December 8, 2005 (date of inception) to July 31, 2006	Cumulative from December 8, 2005 (date of inception) to July 31, 2007
Non-cash activities:
Exchange of debt for intangible assets	$0	$5,021,307	$5,021,307
Refinancing of short-term debt to convertible debt	0	100,000	100,000
Discount on convertible debt	0	951,050	47,763
Conversion of debentures to common stock	369,181	0	369,181
Conversion of interest on debentures to common stock	18,890	0	18,890
Stock issued for accrued wages	47,763	0	47,763
Settlement of litigation for common stock	42,948	0	42,948
Refinancing short-term debt to related party for stock	100,000	0	100,000
Stock issued in settlement of debt to former employee	40,834	0	40,834
Acquisition of Mobile Reach International and Subsidiaries:
Assets assumed:
Cash	$0	$262	$262

Liabilities assumed:
Accounts payable	0	408,527	408,527
Accrued expenses	0	507,859	507,859
Short-term debt	0	294,169	294,169
Long-term and convertible debt	0	1,267,018	1,267,018

	0	2,477,573	2,477,573

Net liabilities exceeding net assets	$0	$(2,477,311)	$(2,477,311)

Acquisition of Travel House, Inc.:
Purchase price	$123,500	$0	$123,500
Add:
Cash	1,132	0	1,132

Subtract:
Accounts payable	(3,804)	0	(3,804)

	$120,828	$0	$120,828

See Notes to Consolidated Financial Statements

CRYSTAL INTERNATIONAL TRAVEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY MOBILE REACH INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD ENDED JULY 31, 2007, PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION)TO JULY 31, 2006 AND
PERIOD FROM DECEMBER 8, 2005 (DATE OF INCEPTION) TO JULY 31, 20076

Note 1 - Business Combinations:

On April 17, 2006, effective April 29, 2006, Crystal International Travel Group, Inc. and Subsidiaries (formerly Mobile Reach International, Inc.) (the "Company") completed a share exchange with the stockholders of Crystal Hospitality Holdings, Inc., a Delaware corporation ("CHH"), pursuant to a Share Exchange Agreement (the "Exchange Agreement"), by and among the Company, CHH and the holders of the outstanding capital stock of CHH (the "CHH Stockholders"). As a result, CHH was wholly owned subsidiary of the Company. The Company has accounted for this share exchange using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The share exchange has been treated as a reverse acquisition of the Company by CHH, due to the stockholders of CHH receiving 60.4 percent of the voting rights of the combined entity. The Company did not record any amount for goodwill on this share exchange; the Company did record an adjustment to stockholder’s equity of $2,477,311, representing the amount that Mobile Reach International, Inc.'s (“MRI”) liabilities exceeded assets on April 29, 2006. Subsequent to the share exchange, Mobile Reach International, Inc. changed its name to Crystal International Travel Group, Inc.

On July 27, 2007, the Company sold all of its ownership interest in CHH for cash and a five year note totaling $150,000 (Note 4). The consolidated financial statements include the results from operations for CHH from December 8, 2005 (date of inception) through July 27, 2007, and the results from operations for Mobile Reach International, Inc. for April 30, 2006 through July 31, 2007.

During the year ended July 2007, the Company established a subsidiary named Platinum Hospitality Holdings, Inc. (“PHH”), a Delaware corporation. Effective August 1, 2006, PHH purchased all of the outstanding stock of JRM, Inc. dba The Travel House (“TH”) for $123,500. TH is a New Jersey corporation that has been operating as a full service travel agency. The Company purchased TH in order to establish a direct retail outlet for the travel products it is developing or plans to develop. The Company accounted for this acquisition as prescribed by SFAS No. 141, “Business Combinations”. The Company recorded $83,268 in goodwill for this acquisition. The consolidated financial statements include the results of operations for TH from August 4, 2006 to July 31, 2007.

Note 2 - Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Crystal International Travel Group, Inc. and subsidiaries as a going concern. However, as a result of the merger discussed in Note 1, the Company has acquired debt on certain notes payable that are in default, payroll taxes and other payables owed by the acquired company. Additionally, the Company has used substantial amounts of working capital in start-up operations and has generated an operating loss leading to an accumulated stockholders’ deficit of $10,205,139 for the period from December 8, 2005 (date of inception) through July 31, 2007. Further, at July 31, 2007, the Company’s current liabilities exceeded current assets by $2,556,342. Based on these factors, the Company may not be able to continue as a going concern.

With the merger discussed in Note 1, the Company’s management has taken over management of the acquired company and is changing the acquired company’s focus of operations. Plans include licensing out all software development and concentrating on the Company’s core business of providing travel packages to individuals. Management is financing its current activities through the issuance of convertible debentures. These activities have included streamlining the administrative functions of the Company. Management has also been working to establish a new travel products to offer to individual and corporate consumers. In pursuit of this goal, management has established a separate subsidiaries to handle the sales and administrative functions of the Company’s planned major product. However, no assurance can be given that the Company will continue as a going concern without the successful completion of additional financing and the commencement of management’s planned changes in operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As a result of delinquencies and defaults, the Company may be subject to collection actions whenever agreements cannot be reached, including, but not limited to, litigation, foreclosure and/or seizure of assets and bank accounts.

Note 3 - Summary of Significant Accounting Policies:

Organization and principles of consolidation:

The Company was originally organized to develop and sell mobility software products and services in the United States and Europe. Its offices were located in Cary, North Carolina until the Exchange Agreement discussed in Note 1. Since the effective date of the Exchange Agreement, the Company moved its operations and is currently located in Morristown, New Jersey. The principal focus of operations has been the development of travel products and services for sale to the general public in the United States through the utilization of registered agents and internet website booking services.

The accompanying consolidated financial statements include the accounts of Crystal International Travel Group, Inc. and all of its subsidiaries, which are wholly owned. All material inter-company balances and transactions have been eliminated in consolidation.

Development stage operations:

Since December 8, 2006 (date of inception), the majority of the Company’s time and effort have been concentrated on raising capital, acquiring operating assets, developing new markets and new travel related products. At the beginning of this fiscal year end, the Company purchased an existing travel agency with established sales. As of July 31, 2007, revenues from this subsidiary has not been significant. As defined by SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises,” the Company is a development stage company. Under SFAS No. 7, a development stage enterprise is subject the same accounting principles as a normal enterprise but are required to present a cumulative income statement showing revenues and expenses from inception.

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

Intangible assets:

Intangible assets are recorded at cost. Intangible assets subject to amortization include a purchased customer database which is being amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets with an indefinite life are not subject to amortization and include trademark names. These costs are evaluated annually for impairment. At July 31, 2007, these intangibles were fully impaired.

Notes receivable:

Notes receivable consists primarily of a single note from a entity that purchased the stock of one of the Company’s former subsidiaries. The note is recorded net of interest imputed. At the time the note was executed, the Company entered into a operating agreement with the entity that the Company continue operating the subsidiary while remitting revenues net of all amounts due on the note back to the entity. Based on the operating agreement, no reserve for doubtful accounts was deemed necessary.

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

Loss per share:

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of SFAS No. 128, “Earnings per Share”. Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. Contingently issuable shares (Note 11) are included in weighted-average number of shares. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to included the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, and the conversion of outstanding convertible debentures, were issued during the period and the treasury stock method had been applied to the proceeds from the exercise of the options and warrants and net income or loss was adjusted for interest on the convertible debentures.

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

Fair value of financial instruments:

The Company’s financial instruments include cash, notes receivable, accounts payable, accrued liabilities, credit facilities and long-term debt. The carrying amounts of these financial instruments approximate fair value due to their short maturities and variable rates of interest. The carrying amounts of long-term debt approximate their fair values based upon current rates available for similar types of instruments.

The Company did not have any outstanding financial derivative instruments.

Segment reporting:

The Company follows SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”. Due to size and lack of operations, the Company is reporting on a consolidated basis as a single segment and will evaluate additional segment disclosure requirements if it expands its operations.

Concentrations of credit risk:

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains its cash balances with a reputable financial institutions in the form of demand deposits. Some of these cash balance accounts are maintained at foreign institutions and are not insured under the Federal Deposit Insurance Corporation.

Foreign currency translation:

The Company has an established a subsidiary in Ireland which maintains some of its assets for operational purposes in Euro denominations. The functional and reporting currency for the Company and all of its subsidiaries are U.S. dollars. Assets and liabilities of the Company and its subsidiaries which are reported in currencies other than U.S. dollars are translated at exchange rates as of the balance sheet date. Gains and losses from foreign currency transactions are included in net income (loss). Foreign currency transaction gains and losses were not significant during the year ended July 31, 2007.

Recent pronouncements:

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 4 - Sale of Equity Investment:

In July 2007, the Company entered into an agreement for sale its equity investment in CHH. Under the terms of the agreement, the Company sold its common shares of CHH stock for cash and the note receivable discussed in Note 7. As a result, the Company was able to remove approximately $7,219,400 in net liabilities from its consolidated books. The liabilities consisted of approximately $473,328 in accounts payable, $5,021,307 in long-term debt and approximately $287,500 in accrued interest related to an intangible that was written off in the prior year. Also included in the liabilities were approximately $1,044,100 in inter-company expenses for which the Company has adjusted against the gain. The net gain on the transaction amounted to $6,033,963.

Prior to the Company’s selling its investment in CHH, CHH had accumulated debt in accounts payable for consulting and legal services. Subsequent to CHH’s purchase in April 2006 of the intangible asset “FS Suntours” from One Travel, Inc. One Travel, Inc. was forced into bankruptcy. In conjunction with One Travel’s bankruptcy, CHH was named in several lawsuits as a third-party beneficiary resulting from the intangible purchase. In the course of defending against the various lawsuits, CHH had incurred approximately $450,000 in legal fees. Management has determined that there is a remote possibility that there may be claims made against the Company resulting from CHH’s stock purchaser’s failure to settle the accounts payable debt. In the case a claim is made, management intend to defend the Company against the claim.

Note 5 - Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:

	July 31, 2007	Estimated Useful Lives
Office and computer equipment	$50,586	3 to 7 years
Less: accumulated depreciation	(11,410)
	$39,176

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

In August 2006, the Company purchased all the outstanding shares of a fully operational travel agency for $123,500 in cash. At the time of the purchase, the Company was seeking to expedite the regulatory licensing process for travel agencies by purchasing an already licensed agency. In the exchange, the Company received an established customer database. Management valued the database at $40,232 by discounting the estimated cash flow from commissions on sales to repeat customers. This customer database is amortized over an estimated useful life of twenty-four months. The remaining $83,268 was booked as goodwill on the purchase.

In July 2007, the Company observed that revenues from commissions generated from repeat customers were not meeting the estimated cash flow projections mentioned above. This in conjunction with the Company’s primary focus on development of new travel products and the establishment of another subsidiary to service those products, management re-evaluated the intangibles purchased in August 2006. In accordance with FASB No. 142 “Goodwill and Other Intangibles” and as required under FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” management wrote down the value of the those intangibles assets to zero and recorded an impairment charge of $100,711.

Amortization expense amounted to $20,117 and $125,000 for the years ended July 31, 2007 and 2006, respectively. For the period from December 8, 2005 (date of inception) through July 31, 2007, amortization expense was $145,117.

Note 7 - Note Receivable:

In July 2007, the Company entered into an agreement for sale its equity investment in Crystal Hospitality Holdings, Inc. Under the terms of the agreement, the Company is to cash and a note receivable for sixty payments of $2,500 totaling $150,000.

Total future receipts of the $150,000 note discounted at eight percent are as follows:

2008	$20,784
2009	22,625
2010	24,503
2011	26,537
2012	28,740
Total receipts	123,189
Less: current portion	(20,784)

$102,405

In conjunction with the sale of CHH’s stock, the Company entered into a side agreement to operate for the purchaser, the website owned by CHH. The Company is to maintain the website and on a monthly basis remit all receipts to the purchaser of CHH net of monies due to the Company for the note receivable.

Note 8 - Accrued Liabilities:

At July 31, 2007, accrued expenses consisted of the following items:

Salary and wages payable	$392,686
Accrued and withheld taxes	517,146
Accrued interest	273,433
Accrued legal fees	44,227
Other accrued expenses	802

Total accrued expenses	$1,228,294

Accrued and withheld taxes primarily consist of delinquent payroll taxes withheld and accrued on employees of MRI. Penalties and interest calculated through July 31, 2007 are included.

Note 9 - Short-Term Notes Payable:

The balances on short-term notes at July 31, 2006 are as follows:

Note payable due to a vendor dated February 2005; due in eighteen monthly installments of $1,007 including interest at ten percent; note is in default	$5,524
Note payable for accrued wages dated August 2002; bearing interest at six percent; due and payable with interest at the earliest of (a) Company obtaining debt or equity funding greater than $1,000,000 in a quarter or (b) Company earns revenues of $1,000,000 in a quarter; note is in default.	49,908
Note payable to a vendor dated December 2004; due in six monthly installments of $2,836 including interest at eighteen percent; note is in default.	17,027
Note payable to former employees for accrued wages and expenses dated February and March 2005; bearing no interest and due and payable at the earliest of (a) Company obtaining debt or equity funding greater than $1,000,000 in a quarter or (b) Company earns revenues of $1,000,000 in a quarter; note is in default.	24,000
Note payable to a vendor dated March 2005; bearing no interest due in four equal monthly payments of $14,000; note is in default.	56,000
Note payable to former employee dated April 2005; bearing no interest and due in six monthly installments of $5,000; note is in default.	30,000
Note payable to a vendor dated July 2005; due in eighteen monthly installments of $390 including interest at eight percent; note is in default.	6,243
Note payable to former employee dated April 2007; bearing no interest and no specified repayment terms.	40,893
Note payable to vendor dated July 2005; due in eleven monthly installments of $1,500; note is in default.	15,888
Notes payable to former employee dated April 2006; due in a single payment on June 30, 2006; note is in default.	15,000
Notes payable to former employees dated March 2006; due in a single payment on June 30, 2006; notes are in default.	14,449
Note payable to former employee dated April 2007; bearing no interest and no specified repayment terms.	9,801
Note payable to former employee dated February 2007; due in four equal installments of $10,914; in May 2007 the note accrued an additional $3,000 in penalties; interest on the note is fifteen percent; note is in default.	35,740
Total short-term notes payable	$320,473

At July 31, 2007, interest included in accrued expenses for short-term notes payable is approximately $26,500.

Note 10 - Convertible Debentures:

At July 31, 2007, the Company had a balance of $125,500 remaining of the $475,000 five percent convertible debentures from March 2004 assumed in the Exchange Agreement discussed in Note 1. The debentures matured on March 15, 2007 and were convertible into the Company's common stock at a conversion price of $0.16 per share. In an effort to entice the debenture holders from this series of debentures to invest in the second series offered by MRI in March 2005, the conversion price and attached warrants were re-priced to $0.01 per share in March 2005. This was done through a settlement agreement signed by all parties. All interest and penalties accrued through March 2005 on the five percent debentures was treated as additional paid-in capital on warrants issued with the March 2006 series debenture discussed below. Interest accrued on debentures that are converted into common stock may be paid in cash or with common stock (conversion price $0.01 per share). As of July 31, 2007, these debentures were in default due to the fact that maturity date was March 15, 2007.

In June 2006, the Company began offering another series of secured convertible debentures. The series of convertible debentures has an interest rate of six percent and matures three years from the date of the actual issuance of each debenture note in the series. This series has a variable conversion price that is fifty-five percent of the average of the three lowest daily trading prices for twenty trading days prior to the trading day before the day of conversion. Interest accrues from the date of issuance and may be paid in cash or in the Company’s common stock.

As a result of the June 2006 debenture issuance, the Company recorded $1,990,711 in five percent convertible debentures. As required by Emerging Issues Task Force Issue (“EITF”) No. 98-5 “Accounting for Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized $1,039,660 in interest expense and recorded $951,051 as a discount on the debentures issued. As required by EITF 98-5, the intrinsic value of the conversion feature embedded in the debentures was calculated as the difference between the fair value of the debenture if converted on the commitment date and the conversion price as stated in the agreement. Accounting for this feature using EITF 98-5 resulted in the total value of the June 2006 debenture issue of $1,990,711 being recorded as interest expense and correspondently paid-in capital for the period ended July 31, 2006.

During the year ended July 31, 2007, the Company issued $1,665,360 of its six percent secured convertible debentures. As required by Emerging Issues Task Force Issue (“EITF”) No. 98-5 “Accounting for Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized $1,523,525 in interest expense and recorded $141,835 as a discount on the debentures issued. The intrinsic value of the conversion feature embedded in the debentures was calculated as the difference between the fair value of the debenture if converted on the commitment date and the conversion price as stated in the agreement. Accounting for this feature using EITF 98-5 resulted in the total value of the debenture issue of $1,665,360 being recorded as interest expenses and correspondently paid-in capital.

The future maturities of these debentures as of July 31, 2007, are as follows:

2008	$125,500
2009	2,449,014
2010	1,035,360
2011	0
Thereafter	0
3,609,874
Less: Discount	(141,835)

3,468,039
Less: current portion	(125,500)

Non-current portion	$3,342,539

During the year, the following debenture conversions took place:

Conversion Date	Issuance	Value	Conversion Price	Common Shares Issued
8/6/06	6% Series	$9,000	$0.180	50,000
8/10/06	5% Series	199,500	0.800	249,375
8/17/06	6% Series	3,000	0.012	25,000
8/25/06	6% Series	3,000	0.071	42,253
8/29/06	6% Series	4,335	0.049	73,473
9/26/06	6% Series	5,000	0.049	101,010
12/12/06	6% Series	4,445	0.041	123,479
12/13/06	6% Series	2,400	0.041	100,000
1/6/07	6% Series	3,690	0.036	123,000
1/17/07	6% Series	15,133	0.180	589,233
1/19/07	6% Series	5,000	0.029	259,140
1/23/07	6% Series	3,500	0.025	200,000
1/30/07	6% Series	1,500	0.015	100,000
2/5/07	6% Series	7,800	0.015	600,000
2/6/07	6% Series	2,447	0.015	177,987
2/7/07	6% Series	3,800	0.015	250,000
2/15/07	6% Series	3,800	0.015	250,000
3/5/07	6% Series	3,625	0.014	250,000
3/12/07	6% Series	3,625	0.014	250,000
3/19/07	6% Series	3,600	0.014	250,000
3/22/07	6% Series	3,525	0.014	250,000
3/22/07	6% Series	500	0.013	40,000
3/29/07	6% Series	3,200	0.013	250,000
4/13/07	6% Series	256	0.012	21,885
4/13/07	6% Series	3,470	0.010	346,408
4/13/07	6% Series	6,400	0.011	594,804
4/20/07	6% Series	6,000	0.011	555,556
4/23/07	6% Series	6,939	0.040	173,479
5/10/07	6% Series	3,840	0.016	240,000
5/16/07	6% Series	6,873	0.016	429,545
5/30/07	6% Series	5,000	0.017	303,030
6/8/07	6% Series	5,000	0.014	454,545
7/9/07	6% Series	3,020	0.013	239,653
7/11/07	6% Series	5,000	0.012	454,545
7/23/07	6% Series	3,568	0.011	323,500
7/23/07	6% Series	4,564	0.014	326,000
7/25/07	6% Series	5,000	0.012	454,545
7/27/07	6% Series	8,824	0.012	800,000
		$369,179		10,321,445

Under the Security Agreement attached to the debentures issued in June 2006, all of the Company’s assets are pledged as collateral.

Subsequent to July 31, 2007, the Company issued an additional $300,000 in debentures. The series of convertible debentures has an interest rate of eight percent and matures three years from the date of the actual issuance of each debenture note in the series. This series has a variable conversion price that is fifty-five percent of the average of the three lowest daily trading prices for twenty trading days prior to the trading day before the day of conversion. Interest accrues from the date of issuance and may be paid in cash or in the Company’s common stock.

Note 11 - Stockholders’ Equity:

The Company was organized in December 2005 with 10,000 shares of zero par value common stock being authorized. As discussed in Note 1, all shares were exchanged for 7,100,000 shares of the common stock of MRI. At the date of the Exchange Agreement, stockholders of MRI held 4,743,276 shares of common stock.

In November 2006, the Company issued 1,000,000 shares of restricted common stock in conjunction with short-term bridge financing maturing March 2007.

In February 2007, the Company issued 4,050,000 shares of its common stock settling various claims worth $238,591 against the Company. Of this, 350,000 shares were issued along with a separate note payable of $9,801 (Note 8) to settle $40,834 in debt to a former officer. Another 500,000 shares were issued along with a separate note payable of $40,893 (Note 8) to settle debt and a lawsuit from a former employee. The Company issued another 2,200,00 shares to settle debt with a vendor of $45,000 and to settle accrued wages with employees of $47,763. The final 1,000,000 shares were issued to settle short term notes payable to a related party of $100,000 (Note 15).

Also in February 2007, options for 120,000 shares of restricted common stock were exercised (Note 12).

In March 2007, the Company recorded expenses for services from consultants for investor relations fees of $12,000 in exchange for 100,000 shares of restricted common stock.

In May 2007, a wholly owned subsidiary of the Company entered into a two year employment contract with an individual. As part of compensation, the Company is to issue to the individual 1,600,000 restricted shares of common stock. The first 400,000 shares were issued upon signing the contract. The remaining 1,200,000 shares are to be issued in two installments during the first year of employment. The first installment of 600,000 shares was issued in July 2007. The Company determined that the stock offered as compensation had a value of $56,000 based on the Company’s common stock trading price at the date of grant.

As mentioned in Note 10, throughout the year the Company converted $369,179 of its convertible debentures and $18,890 in related accrued interest into 10,321,918 and 180,732 shares of the Company’s common stock, respectively.

The Company is authorized to issue 100,000,000 shares of preferred stock. As of July 31, 2007, no shares were issued or outstanding.

Note 12- Stock Options and Warrants:

In May 2006, the Company issued 250,000 warrants at an exercise price of $0.75 per share and 250,500 warrants at an exercise price of $1.00 per share. These warrants were issued in connection with the issuance of short-term notes payable bearing an interest rate of nine percent. Using the Black-Scholes pricing model and thirty percent volatility factor, the Company valued the warrants and recorded interest expense of $68,000 for the grant of these warrants for the period ending July 31, 2006.

As part of the agreement for the June 2006 convertible debenture offering, the Company issued 15,528,553 detachable warrants with an exercise price of $0.50 per share. Using the Black-Scholes pricing model and thirty percent volatility factor, the Company valued the warrants at $1,664,661. However, due to the beneficial conversion feature (Note 10) being equal to the total amount of the debentures issued, no expense has been recognized for the warrants in the period ended July 31, 2006.

During the year ended July 31, 2007, the Company issued options to an employee of a wholly owned subsidiary of the Company as part of an employment contract. The Company granted options totaling 400,000 shares of common stock with an option price of $.26 per share. The Company determined that the options issued had a value of $37,200 using the Black-Scholes pricing model and a thirty percent volatility factor at the date of grant. The options become vested over a period of three years and expire five years after the agreement date. Compensation expense related to these options is recorded in the period in which the holder becomes vested. For the year ended July 31, 2007, $11,160 of compensation expense was recorded related to options of 120,000 shares which had vested and were exercised, the remaining balance of 280,000 was forfeited.

As part of the agreement for the June 2006 convertible debenture offering, during the year ended July 31, 2007, the Company issued 10,600,000 detachable warrants that expire in seven years. Six hundred thousand warrants had an exercise price of $0.20 per share and the remaining had an exercise price of $0.025. Using the Black-Scholes pricing model and a volatility factor of fifteen to thirty percent, the Company valued the warrants at $207,760. However, due to the beneficial conversion feature being equal to the total amount of the debentures issued (Note 10), no expense has been recognized for the warrants.

On November 27, 2006, as part of short-term financing mentioned in Note 8, the Company issued 400,000 detachable warrants with an exercise price of $0.10 per share. Using the Black-Scholes pricing model and a volatility factor of thirty percent, the Company valued the warrants and recorded interest expense of $16,480 for the grant of these warrants.

The following is a summary of common stock warrants:

	Number	Weighted-Average Exercise Price
Outstanding July 31, 2006	16,793,118	$0.4976
Issued	11,000,000	0.0373
Exercised	0	0.0000
Expired or cancelled	400,000	0.8750
Outstanding July 31, 2007	27,393,118	0.3072

Note 13 - Income (Loss) Per Share:

Presented below are the calculations for basic and diluted earnings per share:

	Year Ended July 31, 2007	Period from December 8, 2005 (date of inception) to July 31, 2006
Basic EPS:
Income available to common shareholders	$544,969	$(8,550,024)

Weighted-average number of common shares outstanding	17,986,844	8,918,989

Contingent issuable shares	600,000	0

Basic weighted average shares	18,586,844	8,918,989

Basic Earnings Per Share	$.03	( .96)

Diluted EPS:
Income available to common shareholders	$544,969	$(8,550,024)

Effect of assumed conversions:
Interest on convertible debentures	181,185	0

Adjusted income available to common shareholders	$726,154	(8,550,024)

Weighted-average number of common shares outstanding	17,986,844	8,918,989

Effect of debenture conversions treated as if converted at beginning of period	7,062,715	0

	25,049,559	8,918,989

Effect of assumed conversions:
Contingently issuable shares	116,712	0
Dilutive warrants	117,876	0
Convertible debentures	44,282,346	0

	44,516,934	0

	69,566,493	8,918,989

Diluted Earnings Per Share	$0.01	(0.96)

Note 14 - Income Taxes:

Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

Net deferred tax assets (liabilities) consisted of the following components as of July 31, 2007:

	Current	Long-Term	Total
Period ended July 31, 2007:
Deferred tax assets:
Net operating loss carryover	$1,661,851	$0	$1,661,851
Intangible asset impairment	0	36,513	36,513
	1,661,851	36,513	1,698,364
Valuation allowance	(1,661,851)	(36,513)	(1,698,364)
Net deferred tax asset	$0	$0	$0

The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryover within the applicable carryover period. The valuation allowance is based on the uncertainty of the Company’s ability to generate sufficient taxable income in future years to fully utilize the net operating loss carryover.

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal and state income tax rate to pretax income for the year ended July 31, 2007 and period ending July 31, 2006 due to the following:

	Year Ended July 31, 2007	Period from December 8, 2005 (date of inception) to July 31, 2006
Computed “expected” tax expense	$210,467	$(3,302,019)
Increase (decrease) in income tax benefit resulting from:
Temporary differences	(809,636)	2,506,564
Permanent differences	599,169	795,455
	$0	$0

Permanent differences consists primarily of non-deductible interest expense from beneficial conversion feature of convertible debentures and non-deductible warrants and options. Temporary differences consists primarily of net operating losses and amortization of intangibles.

The Company files its tax returns as a consolidated entity. As of July 31, 2007, the Company had not filed income tax return. The Company has estimated operating loss carry forwards of approximately $4,300,000 stemming prior year operating losses that from will begin to expire in 2022.

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

Note 15 - Related Party Transactions:

During the period ended July 31, 2007, a corporation that is a stockholder in the Company made periodic advances to the Company. These advances have been in the form of cash advances made directly to the Company’s operating account or expenses paid by the stockholder on behalf of the Company. For cash advances, repayment terms are such that principal and interest of five percent is due on each advance one year from the date of the advance. In February 2007, $100,000 worth of these advances were converted to the Company’s common stock as discussed in Note 11. The balance of these cash advances at July 31, 2007 totaled $109,041. Interest accrued on these advances through July 31, 2007 was $10,603. For expenses paid on behalf of the Company, the Company records the expenses as they are incurred and books a payable to the stockholder. At July 31, 2007, the balance of the amount included in accounts payable as due to this stockholder was $72,130.

Interest of $10,603 for related party notes mentioned above for the year ended July 31, 2007 was waved and is included in other income.

As mentioned in Note 11, in November 2006, the Company issued short-term debt holders 1,000,000 shares of common stock. The stock issuance was treated as additional interest of $90,000 on the short-term financing agreement for $400,000 maturing March 31, 2007 with twelve percent interest. The balance remaining on these notes is $200,000. At July 31, 2007, the notes were in default.

In August 2006, the Company began paying the corporate stockholder mentioned above for use of its offices. No sublet contract exists nor are there any guarantees on the part of the Company for the stockholder’s leasing agreement. Total rents paid by the Company for the period ended July 31, 2007 were approximately $30,093.

During the year ended July 31, 2007, the Company incurred $85,000 of marketing and consulting fees from a firm wholly owned by an officer and shareholder of the Company.

Note 16 - Pro-Forma Financial Information:

The following pro-forma data summarized the results of operations for the year ended July 31, 2007, as if the sale of Crystal Hospitality Holdings, Inc. had been completed August 8, 2005 (date of inception):

	Year Ended July 31, 2007	Period from December 8, 2005 (date of inception) to July 31, 2006
Net revenues	$544,258	$6,628
Operating loss	(2,130,158)	(359,909)
Basic income (loss) per share	0.05	(0.19)
Diluted income (loss) per share	0.02	(0.19)

Note 17 - Other Matters:

Commitments and contingencies:

Prior to the Exchange agreement discussed in Note 1, several vehicles owned by MRI were repossessed and sold at auction in order to settle outstanding debt on those vehicles. The Company has recorded $30,000 in current note payables as a contingency for any balance remaining on the debt owed.

On July 2, 2007, the Company’s subsidiary Platinum Hospitality Holdings, Inc. entered into a purchase agreement with Look Out We’re Traveling, Inc. dba Flying Dutchman Travel (“FDT”). In consideration for all of FDT’s common stock, the Company will pay $425,000 in cash and issue 7,00,000 shares of its common stock to the stockholders of FDT. The stock purchase agreement is subject to several closing conditions including the requirement that the Company close on an equity investment of between $2 million and $3 million in net proceeds prior to the closing of the deal.

Legal proceedings:

In July 2006, a former officer of MRI filed suit against the Company alleging breach of contract. Management and counsel are in the process of reviewing the claim and intend to defend their position vigorously.

Subsequent Events:

As mentioned in Note 10, the Company issued an additional $300,000 in its eight percent convertible debentures.

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

Name	Age	Position
Peter Dugan	53	Director, Chief Executive Officer and President

Peter Gallic	41	Director, Chief Financial Officer

Fabrizzio Busso-Campana	42	Director, Chief Operating Officer

Hank Cohn	38	Director

Frank Salerno	48	Director

Anthony Soich	47	Director

Peter Dugan
Director, Chief Executive Officer and President

Mr. Dugan has served as a director since April 2006 and as our Chief Executive Officer and President since November 13007 and from November 2006 to present has served as Managing Director of IntelliFares Limited, Crystal’s wholly owned Irish subsidiary. From January 2004 until now, he has been a principal at Crystal Capital Partners, Inc. which focuses on investments in the telecommunications, real estate, transportation and hospitality sectors. He is also Executive Vice President and Secretary of Crystal Capital Partners Corporation, a New Jersey investment banking and business advisory services company. Mr. Dugan was Director of Global Business Development of DVC Worldwide from 2000 to 2003; a 1,400 person integrated marketing communications company which did branding and promotional marketing programming for Fortune 100 companies. He is also on the advisory board of Cornell Dubilier Electronics of Liberty, SC, and a Trustee of the Morristown Memorial Hospital Foundation.

Fabrizzio Busso Campana
Director, Chief Operating Officer

Mr. Busso-Campana has served as a director and our Chief Operating Officer since November 13007. From April 2006 until November 13007 he served as our Chief Executive Officer and President. From January 2004 until now, he has been a principal at Crystal Capital Partners, Inc. which focuses on investments in the telecommunications, real estate, transportation and hospitality sectors. From 2002 until November 13003, he was the general manager of the MGM Grand in Las Vegas and New York, New York hotel and casino. From 2001 and 2002, he acted as a private consultant to various businesses. He attended University of Miami's Executive MBA program, as well as Florida International University for his undergraduate work in Political Sciences/International Studies and Developmental Economics, Nova University for Hospitality and Management.

Peter Gallic
Director, Chief Financial Officer

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

Hank Cohn
Director

Mr. Cohn has served as a director since February 2006. Mr. Cohn is Executive VP at Galaxy Ventures, LLC. Galaxy is closely held family fund with a multi-pronged investment strategy concentrating in two areas, bond trading and early stage technology investments. Mr. Cohn acts as Portfolio Manager for investments. Prior to joining Galaxy Ventures full time in 2003, Mr. Cohn worked at Atlas Capital, an investment banking boutique in New York. At Atlas Mr. Cohn in the capacity of Vice President worked on sourcing and structuring PIPE (Private Investment in Public Equities) for Atlas's proprietary fund and a few select clients including Galaxy Ventures. Mr. Cohn graduated with an MBA in finance and investments from Baruch College in 1999.

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

Anthony Soich
Director

Mr. Soich has served as a director since February 2006. Mr. Soich is an independent consultant for a number of leading investment banks and private and publicly held companies. From June 2002 to April 2005, Mr. Soich acted as a Managing Director in the Investment Banking Division of Ladenburg Thalmann & Co. Inc. Prior to joining Ladenburg, Mr. Soich was an independent consultant from November 2001 to June 2002. Mr. Soich has been a member of the Board of Directors of RAMP Corporation, a public company, since November 13004 and the Chairman of the Board since May 2005. Mr. Soich holds a BSBA, MBA, and JD, with honors, from Drake University and an LLM, in Taxation, from New York University. Mr. Soich is a Certified Public Accountant in Iowa and attorney in New York and Iowa.

Item 10. Executive Compensation .

EXECUTIVE COMPENSATION

				Long Term	Compensation
Securities
				Stock	Underlying
Name and Principal Position	Fiscal Year	Salary		Awards(1)	Options
Peter Dugan(1) Director, Chief Executive Officer and President	2007 2006 2005		$150,000 — —	— — —	— — —

Fabrizzio Busso-Campana Director and Chief Operating Officer	2007 2006 2005	$ $	150,000 120,000 —	— — —	— — —

Peter Gallic Director and Chief Financial Officer	2007 2006 2005	$ $	150,000 120,000 —	— — —	— — —

(1)	Mr. Dugan was appointed Chief Executive officer and President on July 16, 2007. Messrs. Dugan, Busso-Campana and Gallic have been deferring salary since January 2007.

OPTION GRANTS IN LAST FISCAL YEAR

During the fiscal year ending July 31, 2006, we did not issue any new option grants.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

There are no outstanding options to purchase shares of Common Stock with respect to the Named Executive Officers as of July 31, 2007.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding
Fabrizzio Busso Campana(1)	3,204,334	7.61%
Peter Gallic(2)	2,203,333	4.63%
Peter Dugan(3)	3,566,333	7.19%
Crystal Capital Partners Corporation	1,960,000	5.85%
Hank Cohn	0	0%
Frank Salerno(4)	350,000	1.04%
Anthony Soich	0	0%
Officers and Directors as a group (5)	8,820,000	26.33%

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

During the period ended July 31, 2007, Crystal Capital Partners, LLC, which is controlled by Peter Dugan, one of our directors, Peter Gallic, our Chief Financial Officer and one of our directors, and Fabrizzio Busso-Compana, our Chief Executive Officer and one of our directors, made advances to Crystal Hospitality Holdings, Inc., a wholly-owned subsidiary of ours. As of July 31, 2007 the balance of the advances, including all principal and interest, is $291,709. The advances bear interest at 5% and each advance is due one year from issuance.

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

Item 14. Principal Accounting Fees and Services .

Audit Fees

We incurred fees of $25,000 from Scharf Pera & Co., PLLC for the audit of our annual financial statements for the fiscal year ending July 31, 2007.

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

Dated: November 16, 2007	CRYSTAL INTERNATIONAL TRAVEL GROUP, INC.

	By:	/s/ Peter Dugan
Peter Dugan
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Dugan Peter Dugan	Chief Executive Officer and Director (Principal Executive Officer)	November 16, 2007

/s/ Hank Cohn Hank Cohn	Director	November 16, 2007

/s/ Fabrizzio Busso-Campana Fabrizzio Busso-Campana	Director	November 16, 2007

/s/ Peter Gallic Peter Gallic	Chief Financial Officer and Director (Principal Financial Office)	November 16, 2007

/s/ Frank Salerno Frank Salerno	Director	November 16, 2007

/s/ Anthony Soich Anthony Soich	Director	November 16, 2007